Form 10KSB
period 2003-12-31
U S MUTUAL FINANCIAL CORP
filed 2004-04-01
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003
                         Commission file number 0-12123

                        U.S. MUTUAL FINANCIAL CORPORATION
              (Exact name of Small Business Issuer in its Charter)



        Michigan                                  38-2459626
   State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)

    3220 Coolidge, Berkley, Michigan                  48072
   (Address of Principal Executive Offices)         (Zip Code)



             Telephone Number, Including Area Code: (248) 542-6111

    Securities registered under to Section 12 (b) of the Exchange Act: None

  Securities registered under Section 12 (g) of the Exchange Act: Common Stock,
                                 $1.00 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. []

The registrant's revenue for the fiscal year ended December 31, 2003 was $1,103,794

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2003 was $1,116,931. This value is based upon the net book value per share of the Company, which was utilized due to the lack of any current market for or significant trading of the Company's common equity.

As of December 31, 2003, there were 4,520,254 shares of registrant's common stock, $1.00 par value, outstanding.

Transitional Small Business Disclosure Form:  Yes_________  No_____X_____

Documents incorporated by reference: None

                                     PART I

Forward-Looking Statements

This report on Form 10-KSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect the Company's results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section in Item 6, below, entitled "Certain Risk Factors Affecting the Company's Business," as well as other factors that the Company currently is unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may affect generally the Company's business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report on Form 10-KSB.

ITEM 1. Description of Business.

Background

U.S. Mutual Financial Corporation (the "Company") was incorporated in Michigan in April 1983 and was the successor to United States Mutual Real Estate Investment Trust, an unincorporated Michigan Trust (the "Trust") and Detroit Bond & Mortgage Investment Co., a Michigan Corporation ("DBMI"), in August 1983. The Trust was organized as a Real Estate Investment Trust in May 1972. DBMI was incorporated in June 1976 and became the manager of the Trust. The Company was a savings and loan holding company whose principal asset was its shareholding in USM Savings and Loan Association ("USMSL"), Ann Arbor, Michigan. USMSL was organized under Michigan law in March 1975 under the name of Michigan Savings and Loan Association and was acquired by DBMI in August 1983 in conjunction with
(1) the merger of DBMI with the Company, and (2) the termination of the Trust and the conveyance of its assets to the Company (the "Reorganization"). On or about November 15, 1985, USMSL was converted from a Michigan State chartered savings and loan association to a federally chartered savings bank under the name USM Savings Bank, F.A. ("USMSB").

Until November 1985, the Company's business was primarily operated through USMSB and its mortgage banking subsidiary. On November 26, 1985, the Federal Home Loan Bank Board ("FHLBB") declared USMSB insolvent and appointed the Federal Savings and Loan Insurance Corporation ("FSLIC") as the receiver. FSLIC seized all of the assets and assumed all of the liabilities of USMSB and transferred substantially all of such assets and liabilities to a newly organized federal mutual savings and loan association named U.S. Mutual Savings and Loan Association, F.A., which was subsequently renamed Regency Savings Bank, F.S.B. ("Regency"). Included among the assets so transferred were USMSB's subsidiaries, U.S. Mutual Mortgage Corporation and U.S. Mutual Securities Corporation. Regency had no relationship with the Company.

In March 1986, the Company's management implemented a corporate restructuring, which continued through 2003, to position the organization for future recapitalization through direct capital investment and/or mergers and acquisitions. See Item 1, "Continuing Operations; Disposition of Assets" and
Item 6, "Management's Discussion and Analysis" for additional information about the Company's current business activities and plan of operation.

Continuing Operations; Disposition of Assets

The Company has not conducted any material business operations since 1986. Between 1986 and December 31, 2003, the Company's activities were limited to liquidating its portfolio of land contracts, developed and undeveloped real estate, and other assets to enable the Company to pay its obligations and to accumulate cash reserves in order to position the Company to resume operations by acquiring other businesses. During this time, the Company also prevailed in or settled all of the legal proceedings in which the Company was involved.

On June 18, 2003, the Company sold its remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan (the "Real Estate"), pursuant to an Agreement of Sale and Purchase, as amended, by and between the Company and Chesterfield Town Center LLC, a Michigan limited liability company ("CTC"). Neither CTC nor any of its affiliates currently has or previously had any affiliation with the Company or its officers or directors.

The Company sold the Real Estate for approximately $2.1 million and, after payment of expenses of sale and loans on the Real Estate, received aggregate net proceeds of $1,570,564. Those proceeds consisted of (a) $1,120,064 in cash and
(b) a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on both the Real Estate and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or
(b) 60 days after CTC obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of CTC. If CTC does not obtain PUD zoning approval by June 18, 2004, then CTC must make a $250,000 principal payment on the note at that date. If CTC does not obtain PUD zoning approval by December 18, 2004, then CTC must make another $250,000 principal payment on the note on that date. The aggregate consideration for the Real Estate was determined pursuant to arms-length negotiations between the parties.

Prior to the sale of the Real Estate, the Company lacked sufficient liquidity to retain accountants, auditors or legal counsel necessary or required to file its federal and state income tax returns and the reports required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on a timely basis. Subsequent to the sale of the Real Estate, the Company has filed all tax returns that were required to be filed. The Company does not expect to incur liability as a result of its late filing of its federal and state income tax returns. The Company cannot provide assurance, however, that it will not incur such liability.

The Company filed its last annual report on Form 10-K for the year ended December 31, 1988, on or about November 13, 1989, and its last quarterly report on Form 10-Q for the quarter ended September 30, 1990, on or about January 30, 1991. The Company also filed a Current Report on Form 8-K on or about April 13, 1992. The Company has not filed any annual, quarterly, or other reports required by the Exchange Act since that date until the filing of this report on Form 10-KSB. The Company intends to file reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 as soon as practicable after filing this report on Form 10-KSB.

The Company has determined that (a) the cost of preparing and auditing its financial statements for fiscal years 1989 through 2001, (b) the amount of legal fees that would be required to be expended, and (c) the amount of management time and resources that would be required in order to prepare and file its Exchange Act reports for the periods between September 30, 1990, and December 31, 2002, would be prohibitive and would not be justified in light of the age of the information and its lack of relevancy to the Company's current financial condition and operations. The Company therefore does not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended December 31, 2002.

Recent Investments and Acquisitions

Subsequent to the sale of the Real Estate in June 2003, the Company began to focus its resources on investing the proceeds from the sale of the Real Estate and acquiring operating companies that the Company believes will provide opportunities for above-average returns on investment to the Company's shareholders.

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc. The notes are convertible into shares of i2 Telecom common stock. As a result of a "reverse merger" transaction with a public shell corporation, the common stock of i2 Telecom now trades on the OTC Bulletin Board. In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc., an environmental technology company. As of March 26, 2004, the Company was finalizing the acquisition of 100% of the outstanding stock of West Pier Corporation and Michigan BIDCO, Inc. See Item 6, "Management's Discussion and Analysis," for a more complete description of these transactions.

The Company is actively seeking investment opportunities and operating companies that the Company can acquire and operate. The Company plans to use the proceeds from the sale of the Real Estate, additional shares of its common stock, debt, or combinations thereof to make such investments and acquisitions. The Company cannot provide assurance, however, that it will identify and consummate any investment or acquisition opportunities in the future or that any investments or acquisitions that it does make will be profitable for the Company. See "Certain Risk Factors Affecting the Company's Business" included in Item 6, "Management's Discussion and Analysis."

Employees

The Company had no employees as of December 31, 2003. During 2002 and 2003, CCG Partners, LLC performed all day-to-day management functions for the Company. CCG Partners is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Senior Vice President - Finance. See Item 12, "Certain Relationships and Related Transactions."

ITEM 2. Description of Property.

The Company owned no property at December 31, 2003. The Company's offices are housed within the offices owned by CCG Partners, LLC, which is owned by Clifton
S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Senior Vice President - Finance. See Item 12, "Certain Relationships and Related Transactions."

ITEM 3. Legal Proceedings.

There are no legal proceedings in which the Company currently is involved.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 2003.

                                    PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company's shares of common stock were delisted from the National Association of Securities Dealers Automated Quotations System ("NASDAQ") in August 1986. The Company currently plans to seek one or more "market makers" who will make a market in the common stock on the OTC Bulletin Board. There can be no assurance, however, that a market for the Company's common stock will ever develop. See "Certain Risk Factors Affecting the Company's Business" in Item 6, "Management's Discussion and Analysis."

Information regarding trading in the Company's common stock has been limited for the three years ended December 31, 2003 due to the delisting from NASDAQ and discontinuance of reporting on the Company by the National Daily Quotation Service "Pink Sheets." As of June 1996, the stated value was approximately $.03 per share and noted as "unpriced" thereafter.

As of December 31, 2003, there were 4,520,254 shares of common stock outstanding and approximately 2,500 holders of record of common stock.

The Company may pay dividends on its common stock if, as, and when declared by the Company's Board of Directors out of funds legally available therefor. The Company has not paid dividends on the outstanding common stock since 1984, and the current policy of the Company's Board of Directors is to retain any available earnings for use in the recapitalization and expansion of the Company's business. Therefore, the payment of cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

ITEM 6. Management's Discussion and Analysis.

For a description of the Company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the fiscal year ended December 31, 2003, this "Management's Discussion and Analysis" should be read in conjunction with the audited financial statements, including the related notes thereto, beginning on page F-1 of this report.

Summary of Selected Financial Data

The following table summarizes certain financial data derived from the Company's audited financial statements for the years ended December 31, 2002 and 2003. Please see the complete Financial Statements, including the related notes thereto, beginning on page F-1 of this report.


                                                                         Year Ended December 31,
                                                                    2003                      2002
Statement of Operations Data:
    Total revenues.................................        $        1,103,194         $       22,500
    Interest expense...............................                  31,732                    9,104
    General and administrative expenses............                 313,736                  264,000
    Net income (loss)..............................                 758,326                 (250,604)
    Per share:
        Net income (loss)..........................                   $0.17                   $(0.06)

Balance Sheet Data:
    Cash...........................................         $       953,380           $        3,045
    Real estate investment.........................                      -                   947,431
    Total assets...................................               1,474,942                1,171,376
    Bank loans, advances and other borrowings......                      -                   331,000
    Stockholder's equity...........................         $      1,421,074          $      662,748


Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This portion of this report on Form 10-KSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the report include, but are not limited to, (i) the Company's anticipation that it will issue 2,240,000 shares of its common stock and promissory notes totaling approximately $1,630,000 to acquire two companies, and (ii) the Company's belief that its working capital will be sufficient to fund its operations for the next 12 months.

Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect the Company's results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section below titled "Certain Risk Factors Affecting the Company's Business," as well as other factors that the Company currently is unable to identify or quantify, but may exist in the future. In addition, the foregoing factors may affect generally the Company's business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report.

Overview

Since March 1986, the Company pursued a corporate restructuring plan that was designed to generate the liquidity (cash flow) necessary to retire demand notes due to banks, meet current obligations, and fund numerous legal proceedings in which the Company was involved. Between 1986 and June 2003, the Company liquidated its portfolio of land contracts, developed and undeveloped real estate, and other assets and used the proceeds from those asset sales to pay its obligations and to accumulate cash reserves in order to position the Company to resume operations by acquiring other businesses. During this time, the Company also prevailed in or settled all of the legal proceedings in which it was involved. The Company currently is not involved in any legal proceedings.

As described below, in June 2003 the Company sold its remaining significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of its common stock, to invest in or acquire other businesses. The Company continues to seek investment and acquisition opportunities in addition to those described below. The Company cannot provide assurance, however, that it will be able to identify and consummate investment or acquisition opportunities or that any such investments or acquisitions will be profitable.

Sale of Real Estate

On June 18, 2003, the Company sold its remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan, to a non-related party for cash and a participation interest in a note receivable. The Company sold the real estate for approximately $2.1 million and, after payment of expenses of sale and loans on the real estate, received aggregate net proceeds of $1,570,564. These aggregate net proceeds consisted of (a) $1,120,064 in cash and (b) a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on both the real estate sold by the Company and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or (b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note on that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. The real estate parcel previously totaled 112 acres, the other portions of which were disposed of in years prior to 2002.

LYRE Share Purchase

In December 2003, an investment group led by the Company's President and Chief Executive Officer, Clifton S. Crockatt, and the Company's Senior Vice President
- Finance, Dennis M. Agresta, formed LYRE, LLC, which bought 801,849 shares, or approximately 17.7%, of the Company's common stock from John E. Quinlan, Jr. and certain members of Mr. Quinlan's family. These shares represented all of the shares of the Company's common stock owned by Mr. Quinlan and members of his family. Concurrent with this share acquisition, (1) Stephen Lange Ranzini, certain members of Mr. Ranzini's family, and certain of Mr. Ranzini's affiliates became members of LYRE, LLC, (2) John E. Quinlan, Jr. resigned as Chairman of the Company's Board of Directors, and (3) Stephen Lange Ranzini was appointed to fill this vacancy. LYRE, LLC acquired the shares of common stock with the intention of participating in the recapitalization and rebuilding of the Company. As a result of this transaction, the Company's board of directors currently consists of Chairman Stephen Lange Ranzini, Company President and Chief Executive Officer Clifton S. Crockatt, and independent director Richard J. Guziatek. See Item 9, "Directors and Executive Officers of the Registrant."

i2 Telecom Investment

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc., a Delaware corporation with headquarters in Boca Raton, Florida. The Senior Notes are convertible into shares of i2 Telecom common stock. As a result of a "reverse merger" with a public shell corporation, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." i2 Telecom is a telecommunications service provider employing patent pending Voice over Internet Protocol, or

"VOIP,"technology, with sales in the U.S., Europe, Asia and Central and South America. i2 Telecom (www.i2telecom.com) was founded in February 2002 and launched operations in January 2003. Any information contained on the foregoing website or any other websites referenced in this report are not a part of this report.

Loop Process Systems, Inc. Investment

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"), a company incorporated in Ontario, Canada. In connection with the stock purchase, the Company is obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs are estimated at $470,000CDN and the balance of the project funding will be derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. The Company will fund its investment in Loop according to the project timetable and budget in 2004. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials. The Company estimates that this security collateralizes approximately 70% of its investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.

Loop is an environmental technology company that possesses technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. Specifically, Loop has developed proprietary briquetting (or binder) technologies that allow the economical re-use of waste by-products in both the ferrous and nonferrous metals processing industries. The initial application, and the focus of the Dofasco trials, concerns a classified hazardous waste by-product of steel mills utilizing electric arc furnace, or "EAF," baghouse dust, which currently costs $150 to $200 per ton to dispose of. The North American Steel industry generates over 900,000 tons of EAF dust each year, with a similar amount generated in the balance of the global steel market. Loop's technology creates re-useable briquettes from the EAF dust that are re-introduced in the steel melt process, thereby reducing waste disposal costs and reclaiming the residual metal content in the dust.

The Company believes that Dofasco (www.dofasco.ca) will enter into a long term contract with Loop to reclaim these and other waste by-products if the 2004 trials are successful. Any information contained on the foregoing website or any other websites referenced in this report are not a part of this report.

Michigan BIDCO and West Pier Corporation Acquisitions

As of March 26, 2004, the Company was finalizing the terms of the acquisition of 100% of the stock of two companies in which Stephen Lange Ranzini, a director of the Company, certain members of Mr. Ranzini's family, and certain other of Mr. Ranzini's affiliates are the controlling shareholders. The companies are West Pier Corporation and Michigan BIDCO, Inc., both of which are Michigan corporations. Michigan BIDCO, Inc., is licensed as a business and industrial development company under the laws of the State of Michigan. Both companies are characterized as operationally inactive with the exception of certain developmental software, as described below (the "Developmental Software"). The strategic rationale for purchasing these companies is to (1) leverage the Company's resources in connection with implementing its business plan, as described above, (2) obtain rights to the Developmental Software, and (3) position the Company for future earnings potential from the Developmental Software and a potential resumption of the lending/investing activities in which Michigan BIDCO historically has engaged.

The Company currently anticipates that it will issue 2,240,000 shares of its common stock and promissory notes totaling approximately $1,630,000 to acquire these companies. An aggregate of approximately $1,030,000 of the purchase price will be payable under 10-year promissory notes that will bear interest at 7.5% per annum. The terms of these notes will defer payments and accrual of interest until revenues are received on the Developmental Software, at which time 50% of any revenues derived from the Developmental Software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full. The remainder of the purchase price will be payable under a promissory note in the amount of $600,000, which will bear interest at 7.5% per annum and mature on December 31, 2004. This note will be secured by the purchased assets as well as the Company's interests in i2 Telecom and Loop Process Systems.

As indicated in the table below, the acquired companies are initially valued at approximately $1.76 million under the terms of the agreements. The Company and the selling shareholders of West Pier and Michigan BIDCO agreed upon the valuations listed in the table below for purposes of determining the purchase price and terms of the transactions. The purchase price allocation included in the table below may require adjustment to conform to generally accepted accounting principles. As a result, the Company cannot provide any assurance with respect to the ultimate accounting treatment of these transactions or the actual valuations assigned to these assets and liabilities for accounting purposes after the acquisitions are completed. In particular, the Developmental Software is in an early stage of development and, as a result, may not be valued at $1,200,000 on the Company's balance sheets. Potential investors therefore are cautioned not to rely on the valuations set forth below in making an investment decision regarding the Company's common stock. A summary of the agreed-upon valuation of the assets to be acquired and liabilities to be assumed are presented in the following table:

A
                   Assets to be Acquired:
Note Receivable......................................         $   88,440
Real Estate..........................................          1,943,840
Marketable Securities................................            297,844
Developmental Software...............................          1,200,000
Other Assets.........................................             14,066
                                                            --------------
     Total Assets:                                            $3,544,090

                 Liabilities to be Assumed:
Accrued Liabilities..................................         $  370,067
Notes Payable........................................            535,584
Preferred Stock......................................            878,000
                                                             --------------
   Total Liabilities:                                         $1,783,651

                    Purchased Net Value:                      $1,760,439



The values shown above and, accordingly, the purchase price will be subject to reduction to the extent that (1) the values of certain of the assets that are required to be liquidated are lower than their estimated values at the time of acquisition, and (2) the values of any of the liabilities are greater than their estimated values at the time of acquisition. Specifically, the purchase price will be subject to future adjustments for any ultimate reductions in values realized from the note receivable, real estate, and other assets and any understatement of the liabilities as compared with the amounts shown in the table above. The marketable securities are stated at their market values as of February 24, 2004, and any changes in their value will not affect the purchase price.

The notes payable shown in the table above consist of (1) an unsecured demand note payable to a trust, the beneficiary of which is Stephen Lange Ranzini's sister, in the amount of $147,584, with interest at 8% per annum, and (2) a land contract in the amount of $388,000 secured by developmental real estate (the "Ypsilanti Property") included in the real estate assets purchased. The land contract note bears interest at the rate of 8% per annum and requires monthly payments of interest only until maturity on June 30, 2004. The Ypsilanti Property, which is zoned multifamily and currently approved for 174 units, at
2.5 units per acre, is under a contract of sale to an unrelated third party for $1,560,000. The contract calls for a closing prior to June 30, 2004. The purchaser, however, has the option to terminate the contract prior to June 17, 2004 with no penalty.

The preferred stock shown in the table above consists of (1) a 25% participating interest in the net cash proceeds from the sale of the Ypsilanti Property, which, based upon the anticipated proceeds from the sale of the property, is estimated at $278,000, and (2) $600,000 of preferred stock of Michigan BIDCO, 7.5% coupon, currently held by University Bank (www.university-bank.com), which is owned by Stephen Ranzini. Any information contained on the foregoing website or any other websites referenced in this report are not a part of this report. The Company intends to purchase the Michigan BIDCO preferred stock with the $600,000 note due December 31, 2004, payable to University Bank, as described above. The Company intends to pay off all of the assumed liabilities through the sale of certain of the assets acquired.

The Developmental Software provides a method to develop a bank-centric network hub (BNH) for Internet payments and interoperability with existing legacy payment systems. The BNH is designed to provide the connectivity backbone, security and authentication technology, and neutral third party interoperability between bank and non-bank payment systems for email spam blocking, logistics, and supply-chain coordination. The "efficiency" of the software, which allows the completion of a "payment cycle" within seconds across multivariate platforms (credit cards, debit cards, prepayment cards, etc.), will allow banks to profitably process very small money transactions (micro payments, for example less than $1.00, or even less than $0.01) for the first time. By comparison, using current technology there is no secure way for merchants to sell digital content at price points of under $10. This micro payment gap is preventing the development of an incalculably large market for Internet based digital content. Having the ability to cost-effectively process micropayments of one cent or less will enable a cost-efficient means of eliminating the email spam problem.

The closing of these acquisitions will be contingent on finalization, execution, and delivery of certain of the transaction agreements and related documents. In addition, the Michigan BIDCO acquisition is contingent upon approval by the State of Michigan of the Company's acquisition of Michigan BIDCO. The Company cannot provide assurance that it will be able to obtain such approval or that it will be able to acquire either or both of Michigan BIDCO or West Pier.

Results of Operations

Fiscal year ended December 31, 2003 compared with fiscal year ended December 31, 2002

Total revenue for the year ended December 31, 2003, was $1,103,794 compared with revenue of $22,500 in the year ended December 31, 2002. Revenue in fiscal 2003 consisted primarily of proceeds from the sale of a 59.49 acre parcel of undeveloped real estate, which was the Company's remaining significant non-liquid asset. Revenue in fiscal year 2002 consisted of other income related to software licensing fees. Because (1) the Company's revenue in fiscal 2003 was derived primarily from the one-time sale of a real estate asset and (2) the Company only recently began implementing its strategy of making investments and acquiring operating companies, the Company currently cannot provide any meaningful guidance with respect to the sources, timing, or amounts of revenue in fiscal 2004.

The Company incurred interest expense of $31,732 related to long term debt on the 59.49 acres in fiscal 2003, as compared with interest expense of $9,104 related to long term debt on the 59.49 acres in fiscal 2002.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $313,736 in fiscal 2003, as compared with $264,000 in fiscal 2002.

The Company recorded no income tax expense in fiscal 2002 or 2003. As of December 31, 2003, the Company has available net operating loss carryforwards totaling approximately $1,849,000. Because of the uncertainty as to whether the Company will generate taxable income in the future, the Company has recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

The Company recorded net income of $758,326 or $0.17 per share, in fiscal 2003 as compared with a net loss of $(250,604), or $(0.06) per share, in fiscal 2002.

Liquidity and Capital Resources

The Company's cash balance increased from $3,045 at December 31, 2002 to $953,380 at December 31, 2003, primarily as a result of the net proceeds from the sale of real estate in June 2003, offset by the payoff of long-term debt related to the real estate.

The Company currently has no long-term debt and has no arrangements or commitments in place for debt financing. The Company has no special purpose entities or off balance sheet financing arrangements, commitments or guarantees. The Company is obligated to fund up to $250,000 as a component of project funding in connection with its investment in Loop Process Systems, Inc.

The Company believes that its current working capital will be sufficient to fund its operations for the next 12 months. The Company, however, may require additional capital to fund acquisitions or the operations of acquired companies in the future. There can be no assurance that such additional capital will be available at all or, if available, that the Company will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that the Company requires to fund its ongoing operations and its growth strategy could have a material adverse affect on the Company's business, operating results, and prospects. See "Certain Risk Factors Affecting the Company's Business," below, in this Item 6.

New Accounting Standards

For a description of new accounting standards that affect the Company, see Note 1 to the Company's financial statements included in this report on Form 10-KSB.

Certain Risk Factors Affecting the Company's Business

The Company's business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of the Company's common stock. If any of the following risks actually occur, the Company's business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of the Company's common stock to decline, with the loss of part or all of an investment in the common stock.

The Company has a limited operating history and there is no assurance that it will achieve profitability. From 1986 until June 2003, the Company focused its activities on restructuring its assets and liabilities and had no significant operations with which to generate profits or greater liquidity. Although the Company has made some investments in late 2003 and early 2004 and currently is finalizing two acquisitions, it has not generated a meaningful amount of operating revenue in recent years and has a very limited current operating history on which investors can evaluate its potential for future success. The Company's ability to generate revenue is uncertain and the Company may never achieve profitability. Potential investors should evaluate the Company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond the Company's control. These risks include the following:

* lack of sufficient capital,

* unanticipated problems, delays, and expenses relating to acquisitions of other businesses or product development and implementation,

* lack of intellectual property,

*licensing and marketing difficulties,

* competition,

* technological changes,and

* uncertain market acceptance of the Company's products and services.

 As a result of its limited operating history, its plan for growth, and the competitive nature of the markets in which it may compete, the Company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. The Company's planned capital requirements and expense levels will be based in part on its expectations concerning potential acquisitions, capital investments, and future revenue, which are difficult to forecast accurately due to the Company's current stage of development. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Once the Company acquires operating businesses, product development and marketing expenses may increase significantly as the Company expands operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, the Company's business, operating results, and financial condition may be materially and adversely affected.

 The Company may need significant infusions of additional capital. The Company believes that its available cash resources will satisfy its operating capital needs for a limited period of time based upon its currently anticipated business activities. As disclosed elsewhere in this report, the Company has made certain investments and intends to make additional investments and acquisitions of operating companies in the future. Certain of these investments will be long-term in nature and the Company cannot be certain when these investments could provide the Company with additional liquidity. The Company may require significant additional financing in the future in order to satisfy its cash requirements. The Company's need for additional capital to finance its acquisition strategy, its operations, and its growth will be greater should, among other things, its revenue or expense estimates prove to be incorrect. If the Company fails to arrange for sufficient capital in the future, the Company may be required to reduce the scope of its business activities until it can obtain adequate financing. The Company cannot predict the timing or amount of its capital requirements at this time. The Company may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect its operating results and prospects. Debt financing must be repaid regardless of whether or not the Company generates profits or cash flows from its business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to the Company's common stock.

The Company will face a variety of risks associated with acquiring and integrating new business operations. The growth and success of the Company's business will depend to a great extent on its ability to acquire operating businesses in the future. The Company cannot provide assurance that it will be able to

* identity suitable acquisition candidates,

* make acquisitions on commercially acceptable terms,

* effectively integrate the operations of any acquired companies with the Company's existing operations,

* manage effectively the combined operations of the acquired businesses,

* achieve its operating and growth strategies with respect to the acquired businesses, or

* reduce its overall selling, general, and administrative expenses associated with the acquired businesses.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that the Company acquires in the future could involve unforeseen difficulties. These difficulties could disrupt the Company's ongoing businesses, distract its management and employees, and increase its expenses, which could have a material adverse affect on the Company's business, financial condition, and operating results.

The Company depends on its current management team. The Company's success will depend to a large degree upon the skills of its current management team and advisors and upon its ability to identify, hire, and retain additional senior management, sales, marketing, technical, and financial personnel. The Company may not be able to retain its existing key personnel or to attract and retain additional key personnel. The loss of any of its current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company's business. The Company does not have "key person" insurance on the lives of any of its management team.

The Company may not be able to manage its growth. The Company anticipates a period of significant growth as it acquires operating companies. Any resulting strain on the Company's managerial, operational, financial, and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively the growth of the Company. Any failure to manage the proposed growth and expansion of the Company could have a material adverse effect on the Company's business.

There is no assurance that the Company's future products and services will be accepted in the marketplace. The Company currently does not provide any material products or services. If and when the Company does provide products and services in the future, such products and services may not experience broad market acceptance. Any market acceptance for the Company's products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, overall performance and user satisfaction may be affected by a variety of factors, many of which will be beyond the Company's control. The Company's business, operating results, and financial condition would be materially and adversely affected if the market for the Company's products and services fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if the Company's products and services are not accepted by targeted customers even if a substantial market develops.

The Company may be required to anticipate and respond to rapid technological changes. Rapid technological developments and evolving industry standards may characterize the market for the products and services that the Company offers in the future. These factors will require the Company continually to improve the performance and features of its products and services as quickly as possible. The Company may not be successful in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs. If the industries in which the Company competes adopt systems and applications different from those used in the Company's products and services, the Company's operating results and financial condition may be materially and adversely affected. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or any significant delays in product development or introduction could have a material adverse effect on the Company's operations.

The Company may face stiff competition. There are existing companies that offer or have the ability to develop products and services that will compete with those that the Company may offer in the future. These include large, well-recognized companies with substantial resources and established relationships in their respective industries. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services. Emerging companies also may develop and offer products and services that compete with those offered by the Company.

Current management may be able to control the Company indefinitely. The Company's current management team owns approximately 21.4% of the Company's outstanding common stock. The remaining shares of common stock are widely disbursed among a large number of shareholders. As a result, the current management of the Company may be able to control the management and affairs of the Company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of the common stock in the future and the voting and other rights of the Company's other shareholders.

There is a limited market for the Company's common stock. There has been no market for the Company's common stock for many years. The Company's intends to seek one or more "market makers" who will make a market in the Company's common stock on the OTC Bulletin Board and to do other things to enhance the market liquidity for the Company's common stock. The Company cannot provide assurance, however, that a market for its common stock will ever develop. Consequently, an investor may not be able to liquidate an investment in shares of the Company's common stock in the event of an emergency or for any other reason. The purchase of the Company's common stock, therefore, should be considered only as a long-term investment.

The Company's common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act. In the event that no exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in the Company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving
"penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of the Company's common stock to dispose of their shares.

The Company may incur significant costs in complying with SEC filing requirements. The Company has not filed reports with the SEC for an extended period of time. The Company currently does not intend to file reports with the SEC for the periods between September 30, 1990 and December 31, 2002, because it believes that the costs involved to prepare such reports would be prohibitive and would not be justified in light of the age of the information and its lack of relevancy to the Company's current financial condition and operations. In the event that the SEC does require the Company to prepare and file reports for such periods, however, the Company would likely incur material costs and expenses to complete and file such reports. In addition, trading in the Company's common stock could be disrupted or suspended by the SEC until the Company files all of the required reports.

ITEM 7. Financial Statements.

The financial statements included in this report under this item are set forth beginning on Page F1 of this report, immediately following the signature pages.

ITEM 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosures.

There were no disagreements on accounting and financial disclosure. On March 1, 2004, the Company hired the accounting firm of Virchow Krause & Company LLP as the Company's external auditors.

ITEM 8A.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The Company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of December 31, 2003, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company's periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

The Company's management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. The Company's management, however, has determined that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the Company's directors and executive officers:

Name                       Age      Position

Stephen Lange Ranzini      39       Chairman of the Board

Clifton S. Crockatt        50       President, Chief Executive Officer,
                                    Secretary, and Director

Dennis M. Agresta          45       Senior Vice President  - Finance and
                                    Treasurer

Nicholas Fortson           47       Chief Financial Officer

Richard J. Guziatek        71       Director

Stephen Lange Ranzini has served as the Chairman of the Board of the Company since December 2003. Mr. Ranzini currently serves as the Chairman and Chief Executive Officer of University Bancorp, Inc. Mr. Ranzini has served as a director of and held various senior management positions with University Bancorp since July 1988. Mr. Ranzini also has served as a director and Treasurer of Michigan BIDCO, Inc., a community development lending organization, since May 1993. In addition, Mr. Ranzini has served as (a) a director and Treasurer of Northern Michigan Foundation, a non-profit community development organization that shares common management with Michigan BIDCO, since December 1995; (b) a director of CityFed Financial Corp., a former savings and loan company, since July 1991; and (c) a director of Newco Bancorp, a Toronto Stock Exchange listed financial services company based in Toronto, Canada, since May 1997.

Clifton S. Crockatt has served as the Company's President, Chief Executive Officer, and Secretary and as a director of the Company since September 1986. Mr. Crockatt served as the Company's Chief Financial Officer from February 1986 until January 1990. Mr. Crockatt has served as a managing member of CCG Partners, LLC (and its predecessors), a merchant banking and business consulting firm, since 1998. CCG Partners provides management services to the Company. See
Item 12, "Certain Relationships and Related Transactions."

Dennis M. Agresta has served as the Company's Senior Vice President - Finance and Treasurer since December 2003. Mr. Agresta has served as a managing member of CCG Partners, LLC (and its predecessors), a merchant banking and business consulting firm, since 1998. CCG Partners provides management services to the Company. See Item 12, "Certain Relationships and Related Transactions."

Nicholas Fortson has served as the Company's Chief Financial Officer since December 2003. Mr. Fortson has served as Chief Executive Officer of University Bank in Ann Arbor, Michigan, since in January 2004 and served as Chief Financial Officer of University Bank from May 2000 to January 2004. Prior to that, Mr. Fortson served as President of New South Africa Pizza Company from June 1996 to May 2000.

Richard J. Guziatek has served as a director of the Company since April 1983. Mr. Guziatek was employed by Ford Motor Company from 1951 until his retirement in 1997. Mr. Guziatek also served as a Trustee of United States Mutual Real Estate Investment Trust from May 1972 until the Trust's merger with the Company in August 1983.

In December 2003, LYRE, LLC acquired 801,840 shares of the Company's common stock from John E. Quinlan, Jr., a member of the Company's Board of Directors, and certain members of Mr. Quinlan's family. Contemporaneous with the acquisition of such shares by LYRE, Mr. Quinlan resigned from the Board of Directors. Immediately thereafter, the Board of Directors appointed Stephen Lange Ranzini to fill the vacancy created by Mr. Quinlan's resignation. Because Clifton S. Crockatt and Stephan Lange Ranzini directly or indirectly are members of LYRE, LYRE now controls two of the three seats on the Board of Directors.

Audit Committee Financial Expert

The Company's Board of Directors currently serves as the Company's audit committee although it is not required to as a result of the fact that the Company's common stock is not considered a "listed security," as defined in Rule 10A-3 of the Exchange Act. The Company has not identified an "audit committee financial expert," as defined under Item 401 of Regulation S-B. Once a qualified independent member of the Company's Board of Directors is retained, the Company intends to appoint that individual as its audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports disclosing ownership and changes in ownership with the Securities and Exchange Commission. Because the Company has been delinquent in making filings with the SEC under the Exchange Act, the Company's directors, officers, and 10% shareholders were precluded by the SEC's EDGAR system from filing their reports as required by Section 16 of the Exchange Act. The Company believes that the following persons will make the following required filings with the SEC as soon as practicable after the filing of this report on Form 10-KSB:

* Clifton S. Crockett:  Form 3; Form 5 to disclose three transactions.
* Stephen Lange Ranzini:  Form 3.
* Dennis M. Agresta:  Form 3.
* Nicholas Fortson:  Form 3.
* Richard J. Guziatek: Form 5 disclosing late Form 3 beneficial ownership and two transactions.
* Lyre, LLC, CCG Partners, LLC, Newco Bancorp, Inc., Mildred Lange Ranzini, Dr. Angela Ranzini, Dr. Joseph Lange Ranzini, Clare Children's Trust, and Catherine Ranzini Clare: Joint filing on Form 3.

The Company has implemented a program that is intended to ensure that directors, officers, and 10% shareholders comply with their Section 16 filing requirements on a timely basis in the future.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer due to (a) the Company's lack of resources, and (b) the limited nature of the Company's business activities and financial and accounting transactions until recently. The Company intends to adopt a code of ethics as soon as practicable, given the current size and nature of the Company's business.

ITEM 10.  Executive Compensation.

The following table sets forth the total compensation for the fiscal years ended December 31, 2001, 2002, and 2003 paid to the Company's Chief Executive Officer. The Company did not pay any of its other executive officers $100,000 or more during those periods.

SUMMARY COMPENSATION TABLE

        Annual Compensation
N                                                 Annual Compensation
                                       -----------------------------------------

Name and Principal Position               Year     Salary ($)(1)      Bonus ($)
Clifton S. Crockatt, President,           2003     $182,425              $0
Chief Executive Officer, and              2002     $145,015              $0
Secretary                                 2001     $179,837              $0

-------------------------
(1) The Company does not directly compensate Mr. Crockatt. Instead, the Company pays consulting and management fees to CCG Partners, LLC, of which Mr. Crockatt is a 50% owner and a managing member. The amounts set forth above represent the total amount paid by the Company to CCG Partners during the periods indicated. These amounts do not reflect Mr. Crockatt's actual compensation from CCG Partners, which may be greater than or less than the amount shown. See Item 12, "Certain Relationships and Related Transactions."

Compensation Pursuant to Stock Options

No options were granted to any of the Company's executive officers during the fiscal year ended December 31, 2003. During the fiscal year ended December 31, 2003, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

Compensation of Directors

Directors were paid $500 per meeting during 2002 and 2003. Certain directors who perform services that require significant amounts of time beyond that required of other directors are entitled to consulting fees that are approved by the Board of Directors. In addition, CCG Partners, LLC managed all the activities of the Company and provided corporate offices during 2002 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, President and Chief Executive Officer of the Company, and Dennis M. Agresta, Senior Vice President - Finance and Treasurer. See Item 12, "Certain Relationships and Related Transactions."

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 26, 2004, with respect to
(a) each of the directors and executive officers of the Company, (b) all of the directors and executive officers as a group, and (c) any other person known by the Company to beneficially own more than five percent of the Company's common stock:



                                                  Shares Beneficially Owned
Name (1)                                          Number            Percent
Directors and Officers:
Stephen Lange Ranzini                             801,840 (2)         17.7%
Clifton S. Crockatt                               951,840 (3)         21.1%
Dennis M. Agresta                                 814,415 (4)         18.0%
Richard J. Guziatek                                 3,015                *
Nicholas Fortson                                        0                *
All directors and executive officers
 as a group (five persons)                        967,430             21.4%

Non-Management 5% Beneficial Owners:
LYRE, LLC (5)                                     801,840             17.7%

-----------------------------
* Less than 1% of the outstanding common stock.

(1) The address of each such person is c/o U.S. Mutual Financial Corporation, 3220 Coolidge Highway, Berkley, Michigan 48072.
(2) Represents shares held by LYRE, LLC, of which Mr. Ranzini is a member. See footnote 5. Mr. Ranzini disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in LYRE.
(3) Represents (a) 150,000 shares held by Mr. Crockatt and (b) 801,840 shares held by LYRE, LLC. Mr. Crockatt is a 50% owner and managing member of CCG Partners, LLC, which is a member of LYRE. Mr. Crockatt disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in CCG Partners, as a member of LYRE.
(4) Represents (a) 12,575 shares held by Mr. Agresta and (b) 801,840 shares held by LYRE, LLC. Mr. Agresta is a 50% owner and managing member of CCG Partners, LLC, which is a member of LYRE. Mr. Agresta disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in CCG Partners, as a member of LYRE.
(5) The address of LYRE, LLC is 3220 Coolidge, Berkeley, Michigan 48072. In addition to Stephen Lange Ranzini, Clifton S. Crockatt, and Dennis M. Agresta, the following persons are members of LYRE (or in control of certain of the members of LYRE) and may be deemed to be the beneficial owner of the shares held by LYRE: CCG Partners, LLC, Newco Bancorp, Inc., Mildred Lange Ranzini, Dr. Angela Ranzini, Dr. Joseph Lange Ranzini, Clare Children's Trust, and Catherine Ranzini Clare. Each of such persons disclaims beneficial ownership of all shares held by LYRE except to the extent that his, her, or its individual interest in such shares arises from his, her, or its respective interest in LYRE.

Equity Compensation Plan Information

The Company previously maintained the 1984 Restricted Stock Award Plan, a non-statutory stock option plan, and the 1984 Stock Option Plan. Each of these prior equity plans has since expired and there currently are no awards outstanding that may have been previously granted under these plans. The Company currently does not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions.

CCG Partners, LLC managed all of the activities of the Company and provided corporate offices for the Company during 2002 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Senior Vice President - Finance and Treasurer. The Company paid CCG Partners management and consulting fees totaling $145,015 in fiscal 2002 and $182,425 in fiscal 2003.

Richard J. Guziatek, a director of the Company, provided consulting services to the Company for which he was paid $5,000 during fiscal 2003.

John E. Quinlan, Jr., a former director of the Company, provided consulting services to the Company for which he was paid $5,000 in 2002 and $16,810 in 2003. Mr. Quinlan resigned as a director of the Company in December 2003.

The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $939,026 at December 31, 2003. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

ITEM 13. Exhibits, List and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

Exhibit
Number  Description

3.1  Articles of Incorporation, with amendment.
3.2 Amended and Restated Bylaws.

4.1  Form of Common Stock certificate
10.1 Agreement of Sale and Purchase, dated February 2003, by and between the Registrant and Gaetano T. Rizzo and Carlo J. Catenacci for the purchase and sale of real estate assets of the Registrant.
10.2 Amendment No. 1 to Agreement of Sale and Purchase, dated March 12, 2003.
10.3 Amendment No. 2 to Agreement of Sale and Purchase, dated March 25, 2003.
10.4 Amendment No. 3 to Agreement of Sale and Purchase, dated April 1, 2003.
10.5 Amendment No. 4 to Agreement of Sale and Purchase, dated April 1, 2003.
10.6 Participation Agreement, dated June 18, 2003, by and between the Registrant and Keybank National Association.
10.7 Promissory note dated June 18, 2003, in the principal amount of $1,700,000, by Chesterfield Town Center LLC, as borrower, and Keybank National Association, as lender.
10.8 Real Estate Mortgage dated June 18, 2003, by and between Chesterfield Town Center LLC, as borrower, and Keybank National Association, as lender.
10.9 Intercreditor and Subordination Agreement dated June 18, 2003, by and among Comerica Bank, as senior lender, Keybank National Association, as subordinate lender, and Chesterfield Town Center LLC, as borrower.
21 List of Subsidiaries 31 Certification pursuant to SEC Release No. 33-8238, as adoptedpursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32   Certificate  pursuant to 18 U.S.C.  Section  1350,  as adopted  pursuant to
     Section 906 of the Sarbanes  Oxley Act of 2002.

(b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14.  Principal Accountant Fees and Services.

Audit Fee

The Company did not obtain audits of its financial statements during fiscal years 2002 and 2003. Accordingly, it did not incur any billed audit fees for those years.

Audit Related Fees

There were no fees for other audit related services billed in the Company's last two fiscal years.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning billed in the Company's last two fiscal years.

All Other Fees

There were no other aggregate fees billed in either of the Company's last two fiscal years for products and services provided by a principal accountant.

The Company's Board of Directors currently performs the duties of an audit committee. The Board of Directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company currently does not rely on pre-approval policies and procedures.
*     *     *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         U.S. MUTUAL FINANCIAL CORPORATION


             Dated: March 26, 2004   By: /s/ Clifton S. Crockatt
                                         Clifton S. Crockatt
                                         President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity                            Date
/s/ Stephen Lange Ranzini    Chairman of the Board               March 26, 2004
Stephen Lange Ranzini

 Clifton S. Crockatt         President, Chief Executive          March 26, 2004
/s/ Clifton S. Crockatt      Officer, and Director
                             (Principal Executive Officer)

 Dennis M. Agresta           Senior Vice President - Finance   March 26, 2004
 /s/ Dennis M. Agresta       and Treasurer (Principal
                             Financial and Accounting Officer)


Richard J. Guziatek          Director                            March 26, 2004
/s/ Richard J. Guziatek

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors                               F-2

Consolidated Balance Sheets                                  F-3

Consolidated Statements of Operations                        F-4

Consolidated Statements of Changes in Stockholders' Equity   F-5

Consolidated Statements of Cash Flows                        F-6

Consolidated Notes to Financial Statements                   F-7

[LETTERHEAD OF VIRCHOW, KRAUSE & COMPANY, LLP]


REPORT OF INDEPENDENT AUDITORS



Stockholders, Audit Committee and Board of Directors
U.S. Mutual Financial Corporation and Subsidiaries
Berkley, Michigan

We have audited the accompanying consolidated balance sheets of U.S. Mutual Financial Corporation and Subsidiaries of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position as of December 31, 2003 and 2002 and the consolidated results of U.S. Mutual Financial Corporation and Subsidiaries, their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Virchow, Krause & Company, LLP


Minneapolis, Minnesota
March 10, 2004

                        U.S. MUTUAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                      December 31,
                                               2003                  2002
                                             ------------           ------------
Cash                                         $   953,380           $     3,045
Accounts Receivable (Note 2)                       3,000                 3,000
Note Receivable (Note 2)                         450,500                     -
Accrued Interest Receivable                        3,062
Real estate investment (Notes 2, 3, 4 and 7)           -               947,431
Escrowed Funds (Note 1)                                -               217,900
Investments                                       65,000                     -
                                             ------------           ------------
                                             $ 1,474,942            $ 1,171,376
                                             ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

Mortgage Payable (Note 3)                    $               -      $   331,000
Accrued expenses and other
liabilities (Note 4)                              53,868                177,628

         Total                                    53,868                508,628

STOCKHOLDERS' EQUITY

Common stock, $1 par value
    Authorized, 15,000,000 shares
    Issued and outstanding, 4,520,254 shares   4,520,254              4,520,254
Additional paid-in capital                    24,170,092             24,170,092
Accumulated deficit                          (27,269,272)           (28,027,598)
                                             ------------           ------------
                                               1,421,074                662,748
                                             ------------           ------------
                                             $ 1,474,942            $ 1,171,376
                                             ============           ============
See the accompanying notes to the consolidated financial statements

                        U.S. MUTUAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   Year Ended December 31,
                                                 2003                     2002
REVENUES

Gain on sale of real estate investment (Note 2)    $ 1,073,633      $         -

Interest income (Note 2)                                15,161                -

Other                                                   15,000           22,500
                                                   ------------     ------------
         Total revenues                              1,103,794           22,500

EXPENSES

Interest on borrowed funds                              31,732            9,104
                                                   ------------    ------------
General and administrative                             313,736          264,000
                                                   ------------    ------------
         Total expenses                                345,568          273,104

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES              758,326         (250,604)

FEDERAL INCOME TAX CREDIT (Note 5)                           -               -

NET INCOME (LOSS)                                  $   758,326      $  (250,604)
                                                   ------------     -----------
    Net income (loss) per common
     share - basic and diluted                     $       .17      $      (.06)
                                                   ============     ============
See the accompanying notes to the consolidated financial statements

                        U.S. MUTUAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                 Additional            Accumulated
                                               Common Stock    Paid-in-Capital           Deficit            Total

---------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2002                     $ 4,520,254      $ 24,170,092        $ (27,776,994)      $   913,352

Net loss for year ended December 31, 2002                -                 -             (250,604)         (250,604)

Balance at December 31, 2002                     4,520,254        24,170,092          (28,027,598)           662,748
                                               -----------      ------------        --------------      -------------

Net income for year ended December 31, 2003              -                 -              758,326            758,326

Balance at December 31, 2003                   $ 4,520,254      $ 24,170,092        $ (27,269,272)      $  1,421,074
                                               ===========      ============        ==============      =============

See the accompanying notes to the consolidated financial statements

                                         U.S. MUTUAL FINANCIAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                      2003                 2002
CASH FLOWS FROM OPERATING ACTIVITIES                             ------------           ------------

Net income (loss)                                             $     758,326            $ (250,604)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Gain on Sale of real estate investment                      (1,073,633)
Changes in operating assets and liabilities:
    Decrease (increase)  in accounts receivable                                             21,000
    Decrease (increase)  in accrued interest receivable             (3,062)
    Decrease (increase) in prepaid expenses
    Increase(decrease) in accrued expenses and other              (123,760)                104,518
    liabilities                                                 ------------           ------------

           Net cash provided by (used in) operating activities    (442,129)               (125,086)
                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for investments                                           (65,000)                     -
Proceeds from sale of real estate investments                     1,570,564                     -
                                                                ------------            ------------
 Net cash provided by investing activities                        1,505,564                     -
                                                                ------------            ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from (payments for) escrow funds                           217,900               (217,900)
Proceeds from long-term debt                                        274,000                331,000
Repayment of long-term debt                                        (605,000)                     -
                                                                ------------            ------------
Net cash provided by (used in) financing activities               (113,100)                113,100


Net increase (decrease) in cash                                     950,335                 (11,986)
Cash at beginning of year                                             3,045                  15,031
                                                               ------------              ------------
Cash at end of year                                           $     953,380            $      3,045
                                                               ============              ============

                                             SUPPLEMENTAL INFORMATION

Interest paid                                                 $      31,732            $      1,897
                                                               ============             ============



                              SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Note receivable issued in connection with sale of real estate $     496,931            $          -
    investment                                                  ============           ============

See the accompanying notes to the consolidated financial statements

  U.S. MUTUAL FINANCIAL CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31,
                                 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of U.S. Mutual Financial Corporation (USMFC) and its wholly owned subsidiaries (USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan
Corporation). Significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS

U.S. Mutual Financial Corporation is a former savings and loan holding company which has operated under a corporate restructuring plan since 1986. The corporate restructuring was necessary following the loss of the Company's savings and loan subsidiary, USM Savings Bank, F.S.B. (USMSB), in November 1985 through regulatory action by the Federal Savings and Loan Insurance Corporation (FSLIC). The Company was dependent upon USMSB for cash flow, and its shareholding in USMSB was USMFC's principal asset.

In March 1986, Management implemented a corporate restructuring plan which was designed to generate the liquidity (cash flow) necessary to retire demand notes due banks, meet current obligations, and to fund numerous legal proceedings in which the Company was involved. The Company's activities since 1986 have been limited to these corporate restructuring activities, which primarily consisted of marketing the Company's assets to build liquidity.

The primary strategic objective of the Company is to complete the restructuring of the Company and position the Company for future recapitalization through direct capital investment and/or merger and acquisitions.

CASH

The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accrued interest receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments.

REAL ESTATE INVESTMENTS

Real estate investments consisted of property acquired for development and sale at December 31, 2002. Real estate investments were carried at the lower of cost or estimated net realizable value at December 31, 2002. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. During 2003, the Company sold its remaining real estate investments. See note 2 for additional information.

RESTRICTED FUNDS

Amounts held in escrow represent funds restricted for interest, taxes and insurance obligations in connection with the Company's mortgage note payable.

INCOME TAXES

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding which were 4,520,254 for the years ended December 31, 2003 and 2002.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended October 31, 2003. The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148. Since the Company did not issue any stock options there are no proforma disclosures required.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for StockBased Compensation Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stockbased employee compensation and also provides required additional disclosures about the method of accounting for stockbased employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company's consolidated financial statements as they do not have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect the Company's consolidated financial statements.

NOTE 2 - REAL ESTATE INVESTMENTS

At December 31, 2002, real estate investments consisted principally of 59.49 acres of development land in Macomb County, Michigan.

On June 18, 2003, the Company sold its remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan to a non-related party for cash and a participation interest in a note receivable. The Company sold the real estate for approximately $2.1 million, and after payment of expenses of sale and loans on the real estate, received aggregate net proceeds of $1,504,564 consisting of (a) $1,107,763 in cash and (b) a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on both the real estate and an adjacent parcel of real estate. The

$1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or
(b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. This parcel previously totaled 112 acres, the other portions of which were disposed of in years prior to 2002.

NOTE 3 - NOTE PAYABLE

         Note payable consisted of the following:



                                                            December 31,
                                                       2003             2002
                                                  ------------     ------------
Mortgage note payable, secured by a first mortgage
on a real estate investment, interest only at 14%
per annum. The mortgage was paid in full
on June 18, 2003                                   $    -         $   331,000
                                                  ------------     ------------
                                                   $    -         $   331,000
                                                  ============     ============

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                                                      December 31,
                                                2003                  2002
                                             ------------        ------------
      Due to related party                  $                   $   78,473
      Accrued interest                                               7,208
      Software license fees                     31,500              13,500
      Accrued legal expense                     20,595              47,017
      Other administrative                       1,773              31,430
                                             ------------        ------------
                                            $   53,868          $  177,628
                                            ============         ============

NOTE 5 - INCOME TAXES

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:


                                         December 31, 2003     December 31,2002

Deferred tax asset
Net operating loss carryforwards               649,000             910,000
Less valuation allowance                       649,000             910,000
                                             ------------       ------------
Net deferred tax asset                               0                   0
                                             ------------       ------------


At December 31, 2003, the Company has net operating loss carryforwards of approximately $1,869,000 available to offset future taxable income expiring between 2004 and 2022. Utilization of net operating losses is subject to limitation should there be a change of control as defined in the Internal Revenue Code.

The change in the valuation allowance was $(261,000) and $(442,197) for the years ended December 31, 2003 and 2002, respectively.

Reconciliation between the federal statutory rate and the effective tax rate for the years ended December 31 2003 and 2002, is as follows:


                                                      2003             2002

         Federal statutory tax rate                 34.0%            (34.0%)
         Valuation allowance                       (34.0%)            34.0%
                                              ------------       ------------
           Effective tax rate                          -                -
                                              ============       ============


NOTE 6 - STOCK OPTION PLANS

The Company previously maintained the 1984 Restricted Stock Award Plan, a non-statutory stock option plan, and the 1984 Stock Option Plan. Each of these prior equity plans has since expired and there currently are no awards outstanding that may have been previously granted under these plans.

The Company currently does not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.

NOTE 7 - RELATED PARTY TRANSACTIONS

CCG Partners, LLC managed all the activities of the Company and provided corporate offices for 2002 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, President and CEO of US Mutual and Dennis M. Agresta, Senior VP Finance and Treasurer since December 2003.

The company had funds deposited in University Bank, Ann Arbor Michigan totaling $939,026 at December 31, 2003. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

Director Richard J. Guziatek and former Chairman John E. Quinlan, Jr. acted as consultants to the Company for which they were paid consulting fees.

The amounts paid to such persons is detailed in the table below for the years ended:



                        December 31, 2003     December 31, 2002

Richard J. Guziatek              $ 5,000
CCG Partners                     182,425              $145,015
John E. Quinlan, Jr.              16,810                 5,000
   Totals                       $204,235              $150,015






NOTE 8 - CONTINGENT LIABILITIES/LAWSUIT SETTLEMENTS

There are no legal proceedings in which the Company is currently involved at December 31, 2003.

During the year ended December 31, 2003 the company filed federal and state tax returns for tax years 1990 through 2002. The Company does not expect to incur liability as a result of its late filing of its federal and state income tax returns. The Company has determined that any potential liability is not probable nor can it be reasonably estimated.

NOTE 9 - SUBSEQUENT EVENTS

i2 Telecom Investment

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc., a Delaware corporation with headquarters in Boca Raton, Florida. The Senior Notes are convertible into shares of i2 Telecom common stock. As a result of a "reverse merger" with a public shell corporation, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." i2 Telecom is a telecommunications service provider employing patent pending Voice over Internet Protocol, or "VOIP," technology, with sales in the U.S., Europe, Asia and Central and South America. i2 Telecom (www.i2telecom.com) was founded in February 2002 and launched operations in January 2003. Any information contained on the foregoing website or any other websites referenced in this report are not a part of this report.

Loop Process Systems, Inc. Investment

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"), a company incorporated in Ontario, Canada. In connection with the stock purchase, the Company pledged $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs are estimated at $470,000CDN and the balance of the project funding will be derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. The Company will fund its investment in Loop according to the project timetable and budget in 2004. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials. The Company estimates that this security collateralizes approximately 70% of its investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.

Loop is an environmental technology company that possesses technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. Specifically, Loop has developed proprietary briquetting (or binder) technologies that allow the economical re-use of waste by-products in both the ferrous and nonferrous metals processing industries. The initial application, and the focus of the Dofasco trials, concerns a classified hazardous waste by-product of steel mills utilizing electric arc furnace, or "EAF," baghouse dust, which currently costs $150 to $200 per ton to dispose of. The North American Steel industry generates over 900,000 tons of EAF dust each year, with a similar amount generated in the balance of the global steel market. Loop's technology creates re-useable briquettes from the EAF dust that are re-introduced in the steel melt process, thereby reducing waste disposal costs and reclaiming the residual metal content in the dust.

The Company believes that Dofasco (www.dofasco.ca) will enter into a long term contract with Loop to reclaim these and other waste by-products if the 2004 trials are successful. Any information contained on the foregoing website or any other websites referenced in this report are not a part of this report.

                                                                EXHIBIT 3.1
                            ARTICLES OF INCORPORATION
                                       OF
                        U.S. MUTUAL FINANCIAL CORPORATION

     These Articles of Incorporation are signed by the incorporator for purpose of forming a profit corporation pursuant to the provisions of Act 284, Public Acts of 1972, as amended, as follows:

                                   ARTICLE I

         The name of the corporation is U.S. Mutual Financial Corporation.

                                   ARTICLE II

     The purposes for which the Corporation is organized is to engage in any activity for which corporations may be organized under the Michigan Business Corporation Act.

                                  ARTICLE III

     3.1 The total authorized capital stock is 15,000,000 shares of Common Stock, and the par value of each such share shall be $1.00, amounting in the aggregate to $15,000,000. 3.2 The Corporation's Board of Directors may by resolution divide the Corporation's authorized stock into any number of series and shall prescribe the relative rights and preferences of any such series including, without limitation, rights and preferences with respect to voting, dividends, liquidation, and redemptions.

                                   ARTICLE IV

     4.1 The address of the initial registered office (including its mailing address) is 200 Renaissance Center, Suite 3060, Detroit, Michigan 48243.

     4.2 The name of the initial resident agent at the registered office is John
E. Quinlan, Jr.

                                   ARTICLE V

         The name and address of the incorporator is as follows:

                              John E. Quinlan, Jr.
                             200 Renaissance Center
                                   Suite 3060
                             Detroit, Michigan 48243

                                   ARTICLE VI



     Action shall be taken by the shareholders of the Corporation only at an annual or a special meeting of shareholders, and shareholders may not act by written consent.

                                  ARTICLE VII

     7.1 The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its shareholders and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its shareholders, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     7.2 The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its shareholders and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

     7.3 To the extent that any person referred to in Sections 7.1 and 7.2 of this Article has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to therein or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

     7.4 Any indemnification under Sections 7.1 and 7.2 of this Article (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth in Sections 7.1 and 7.2. Such determination shall be made either (i) by the Board of Directors by a majority vote of a quorum (as defined in the Bylaws of the Corporation) consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders.

     7.5 Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized in either of the manners referred to in Section 7.4 of this Article, in the specific case, upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he or she is entitled to be indemnified by the Corporation.

     7.6 The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any statute, bylaw, agreement, resolution of shareholders or directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. Notwithstanding the provisions of this Article, the Corporation may indemnify any person referred to in Sections 7.1 and 7.2 to the full extent permitted under the laws of the State of Michigan and any other applicable laws, now or hereafter in effect.

     7.7 The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against, and incurred by, him or her in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Article.

                                  ARTICLE VIII

     8.1 The affirmative vote of the holders of not less than 80% of the outstanding "Voting Stock" (as hereinafter defined) of the Corporation shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined) involving a "Relating Person" (as hereinafter defined), provided however that such 80% voting requirement shall not be applicable if:

(a) The Board of Directors of the Corporation: (i) by a two-thirds vote of the members of the Board then in office has given prior approval to the acquisition by the Related

      Person involved in the Business Combination of the "Beneficial Ownership" (as hereinafter defined) of 5% or more of the outstanding shares of the common stock of the Corporation or has approved the Business Combination prior to the Related Person involved in the Business Combination having become a Related Person, or (ii) by a majority vote of the "Continuing Directors" (as hereinafter defined) has approved the Business Combination; or

(b) The Business Combination involves solely the Corporation and a Subsidiary none of whose stock is "Beneficially Owned" (as hereinafter defined) by a Related Person (other than Beneficial Ownership arising solely because of control of the Corporation), provided that, if this Corporation is not the surviving company, each stockholder of the Corporation receives the same type of consideration in such transaction in proportion to his
     stockholdings,   the   provisions  of  Articles  VIII  through  XI  of  the
     Corporation's Articles of Incorporation and the provisions of the Corporation's Bylaws are continued in effect or adopted by said surviving company, and such articles or bylaws have no provisions inconsistent with such provisions, or

(c)  All the following conditions are satisfied:

(1) The cash or fair market value of the property, securities or other consideration to be received per share (as adjusted for stock splits, stock dividends, reclassifications of shares into a lesser number and similar events) by holders of common stock of the Corporation in the Business Combination is not less than the highest of (i) the highest per share price (including brokerage commission, soliciting dealers' fees, dealer-management compensation, and other expenses, including, but not limited to, costs of newspaper advertisements, printing expenses and attorneys' fees) paid by such Related Person in acquiring any of its holdings of the Corporation's common stock, or (ii) an amount which bears the same or a greater percentage relationship to the market price of the Corporation's common stock immediately prior to the announcement of such Business Combination as the highest per share price determined in (i) above bears to the market price of the Corporation's common stock immediately prior to the commencement of acquisition of the Corporation's common stock by such Related Person, but in no event in excess of two and one-half times the highest per share price determined in (i) above, or (iii) an amount equal to the earnings per share of the Corporation for the four full fiscal quarters immediately preceding the record date for solicitation of votes an such proposed Business Combination multiplied by the then price/earnings ratio of such Related Person, if any, as computed and reported in accordance with generally accepted accounting principles; and

(2) After becoming a Related Person and prior to the consummation of such Business Combination, (i) such Related Person shall not have acquired any shares of the stock of the Corporation or a Subsidiary, directly or indirectly, from the Corporation or a Subsidiary (except upon conversion of convertible securities acquired by it prior to becoming a Related Person or upon compliance with the provisions of this Article VIII or as a result of a pro rata stock dividend or stock split), (ii) such Related Person shall not have received the benefit, directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by, or assets of, the Corporation or a Subsidiary, (iii) such Related Person shall not have made any major changes in the Corporation's business or equity capital structure without the unanimous approval of the Continuing Directors, (iv) there shall have been no reduction in the percentage of the Corporation's earnings payable as dividends on the Corporation's common stock except as is necessary to comply with applicable laws or regulations or agreements by which the Corporation is bound, without the unanimous consent of the Continuing Directors, and (v) such Related Person shall have taken steps to ensure that the Corporation's Board of Directors at all times included representation by Continuing Directors proportionate to the stockholdings of the shareholders not affiliated with such Related Person, with a Continuing Director to occupy any resulting fractional board position; and

(3) A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such requirements, shall be mailed to all stockholders of the Corporation for the purpose of soliciting stockholder approval of such Business Combination and shall contain at the front thereof, in a prominent place (i) any recommendations as to the advisability (or not) of the terms of such Business Combination which the Continuing Directors, or any Outside Directors, may choose to state, and (ii) the opinion of a national investment banking firm as to the fairness (or not) or the terms of such Business Combination, from the point of view of the remaining public stockholders of the Corporation (such investment banking firm to be engaged solely on behalf of the remaining public stockholders, to be paid a reasonable fee for their services by the Corporation upon receipt of such opinion, to be one of the so-called major bracket investment banking firms which has not previously been associated with such Related Person and, if there are at the time any such directors, to be selected by a majority of the group consisting of Continuing Directors and all Outside Directors.

     8.2 For purposes of this Article VIII, the following defined terms shall have the following meaning:

(a) The term "Business Combination" shall mean (i) any merger or consolidation of this Corporation or a Subsidiary with or into a Related Person, (ii) any sale, lease, exchange transfer or other disposition, including without limitation, a mortgage or any other security device, of all or any Substantial Part of the assets of this Corporation (including without limitation any securities of a Subsidiary) or of any of its Subsidiaries, to a Related Person, (iii) any merger or consolidation of a Related Person with or into this Corporation or a Subsidiary, (iv) any sale, lease, exchange, transfer or other disposition of all or any Substantial Part of the assets of a Related Person to this Corporation or a Subsidiary, (v) the issuance of any securities of this Corporation or a Subsidiary to a Related Person, (vi) the acquisition by this Corporation or a Subsidiary of any securities of a Related Person, (vii) any reclassification of Voting Stock of this Corporation, or any recapitalization involving Voting Stock of this Corporation, consummated within five years after a Related Person becomes a Related Person, (viii) any loan or other extension of credit by the Corporation or a Subsidiary to a Related Person or any guarantees by the Corporation or a Subsidiary of any loan or other extension of credit by any person to a Related Person, and (ix) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination.

(b) The terms "Beneficial Owner" and correlative terms shall have the meaning as set forth in Rule 13d-3 under the Securities Exchange Act of 1934, which meaning shall not be deemed exclusive for the purposes hereof. Without limitation, any shares of Voting Stock in the Corporation which any Related Person has the right to vote or to acquire pursuant to any agreement, or upon exercise of conversion, rights, warrants or options, or otherwise, shall be deemed "Beneficially Owned" by such Related Person.

(c) The term "Related Person" shall mean and include any individual, Corporation, partnership, group or other person or entity and each member of any "person" as such term is defined in Section 13 (d) (3) of the Securities Exchange Act of 1934 which, together with its "affiliates" and "associates" (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934) or other members of such "person" and any other person or entity with which it or its affiliates or associates has any agreement, arrangement, or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of Voting Stock of the Corporation, is the Beneficial Owner, at any time prior to or at the Consummation of the proposed Business Combination as well as on the record date for voting on such transaction, of 5% or more in the aggregate of the outstanding shares of Voting Stock of the Corporation or any of its Subsidiaries, and any "affiliate," "associate" or member of such "person", of any such other persons or entities.

(d) The term "Substantial Part" shall mean more than ten percent of the total assets, either alone or in the aggregate on a consolidated basis, of the person or entity in question, as of the end of its most recent fiscal year ending prior to the time at which the determination is being made.

(e) The term "Subsidiary" shall mean any Corporation or other entity more than 50% of each class of the stock or beneficial interest of which is Beneficially Owned by the Corporation.

(f) The term "Voting Stock" shall mean all Common Stock, Preferred Stock, and Series Common or Preferred Stock specifically designated as Voting Stock for purposes of this Article VIII and any other shares entitled to vote for the election of Directors of the Corporation.

(g) For the purposes of Section 8.1(c) of this Article VIII, the "other consideration to be received" shall include, without limitation, Voting Stock of the Corporation retained by its existing public stockholders in the event of a Business Combination which is a merger or consolidation in which the Corporation is the surviving Corporation.

(h) With respect to any proposed Business Combination, the term "Continuing Director" shall mean a director who was a member of the Board of Directors of the Corporation immediately prior to the time that any Related Person involved in a proposed Business Combination acquired 5% or more of the outstanding shares of Voting Stock of the Corporation, and the term "Outside Director" shall mean a director who is not (i) an officer or employee of the Corporation or any of its Subsidiaries or any relative of an officer or employee, (ii) a Related Person or an officer, director or employee, associate of affiliate of a Related Person, or a relative of any of the foregoing, or (iii) a person having a direct or indirect material business relationship with the Corporation or any Subsidiary.

     8.3 In the event of any conflict between the provisions of this Article and of Article III, as amended for time to time under the provisions of Section 302 of the Michigan Business Corporation Act, the provisions of Article III shall be controlling. In the event that under Article III any series of stock is entitled to a class vote under resolutions creating such series on any Business Combination, such vote shall be in addition to the vote provided in this Article VIII.

     8.4 It is hereby declared to be a proper corporate purpose, reasonably calculated to benefit shareholders, for the Board of Directors to base the response of the Corporation to any proposed Business Combination on the Board of Directors' evaluation of what is in the best interests of the Corporation and for the Board of Directors in evaluating what is in the best interests of the Corporation to consider (i) the best interests of the shareholders (for this purpose the Board shall consider, among other factors, the consideration being offered in the Business Combination not only in relation to the then current market price but also in relation to the then current value of the Corporation in a freely negotiated transaction and in relation to the Board of Directors' then estimate of the future value of the Corporation as an independent entity), and (ii) such other factors as the Board determines to be relevant, including, without limitation, the social, legal and economic effects of the proposed Business Combination on franchisees, employees, agents, suppliers, customers, business and the communities in which the Corporation is doing business (such considerations are not intended to create any rights on behalf of the aforementioned).

                                   ARTICLE IX

     9.1 The number of directors of this Corporation shall be fixed and may be altered from time to time as may be provided in the Bylaws. The Directors of this Corporation need not be shareholders therein.

     9.2 The Board of Directors shall be and is divided into three classes, Class I, Class II and Class III, which shall be as nearly equal in number as possible. Each Director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such Director was elected; provided, however that each initial Director in Class I shall hold office until the annual meeting of shareholders in 1983, each initial Director in Class II shall hold office until the annual meeting of shareholders in 1984: and each initial Director in Class III shall hold office until the annual meeting of shareholders in 1985.

     9.3 A Director may be removed only by a majority of the entire Board and only with cause.

     9.4 In the event of any increase or decrease in the authorized number of Directors, (i) each Director then serving as such shall nevertheless continue as a Director of the class of which he or she is a member until the expiration of his current term, or his or her prior death, retirement, resignation, or removal, (ii) the newly eliminated Directorships resulting from such a decrease shall be apportioned by the Board of Directors among the three classes of Directors so as to maintain such classes as nearly equal as possible, and
(iii) the newly created Directorships resulting from such an increase shall be filled for a term of office continuing only until the next election of Directors by the shareholders.

     9.5 Notwithstanding any of the foregoing provisions of this Article, each Director shall serve until his or her successor is elected and qualified or until his or her death, retirement, resignation or removal. Should a vacancy occur or be created, whether arising through death, resignation or removal of a Director or through an increase in the number of Directors of any class, such vacancy shall be filled by a majority vote of the Continuing Directors, as defined in Article VIII. A Director so elected to fill a vacancy shall serve for a term of office continuing only until the next election of Directors by the shareholders.

                                   ARTICLE X

     All of the powers of this Corporation, insofar as the same may be lawfully vested by these Articles of Incorporation in the Board of Directors, are hereby conferred upon the Board of Directors of this Corporation. In furtherance and not in limitation of that power the Board of Directors shall have the power to make, adopt, alter, amend and repeal from time to time Bylaws of this Corporation, subject to the right of the shareholders entitled to vote with respect thereto to adopt, alter, amend and repeal bylaws made by the Board of Directors; provided, however, that bylaws shall not be adopted, altered, amended or repealed by the shareholders of the Corporation except by the vote of the holders of not less than 80% of the outstanding shares of Common Stock, as defined in Article VIII.

                                   ARTICLE XI

     The provisions set forth in Articles III, VI, VIII, IX and X may not be repealed or amended in any respect, nor may any provisions be adopted which are inconsistent with the said provisions, unless such action is approved by the affirmative vote of not less than 80% of the outstanding shares of Voting Stock (as defined in Article VIII) of the Corporation; provided, however, if there is a Related Person, as defined in Article VIII, such 80)% must include the affirmative vote of at least 50% of the outstanding shares of Voting Stock held by shareholders other than the Related Person. Notwithstanding the foregoing, the said Articles may be repealed or amended, and inconsistent provisions adopted, upon the affirmative vote of at least 50% of the outstanding shares of Voting Stock if such action has been approved by two-thirds of the Continuing Directors.

         I, the Incorporator, sign my name this 20th day of April, 1983.


                                /s/ John E. Quinlan, Jr.
                                John E. Quinlan, Jr.

            CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
                        For use by Domestic Corporations

       (Please read instructions on the last page before completing form)

     Pursuant to the provisions of Act 284, Public Acts of 1972, as amended (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:

-
1.       The name of the corporation is:  U.S. Mutual Financial Corp.

2. The corporation identification number (CID) assigned by the Bureau is: 148-031

3.       The location of its registered office is:
         200 Renaissance Center, Suite 3060,     Detroit, Michigan        48243
         (Street Address)                            (City)           (Zip Code)

4. Article I of the Articles of Incorporation is hereby amended to read as follows:
                                    ARTICLE I
        The name of the corporation is U.S. Mutual Financial Corporation.

5. The foregoing amendment to the Articles of Incorporation was duly adopted on __25th day of May, 1984, in accordance with the provisions of the Act.

This Amendment (Complete and execute either a or b below, but not both.)

a. |_| was duly adopted by the unanimous consent of the incorporator(s) before the first meeting of the board of directors or trustees.

         Signed this                 day of                            , 19








     (Signatures of all incorporators: type or print name under each signature)

b.       (Check one of the following)

         |X| was duly adopted by the shareholders or members, or by the directors if it is a nonprofit corporation organized on a nonstock directorship basis, in accordance with Section 611(2) of the Act. The necessary votes were cast in favor of the amendment.

|_|      was duly  adopted  by written  consent of the  shareholders  or members having not less than the minimum number of votes required by statute in accordance with Section 407 (1) and (2) of the Act. Written notice to shareholders or members who have not consented in writing has been given.(Note:

                  Written consent by less than all of the shareholders or members is permitted only if provision appears in the Articles of Incorporation).

|_|      was duly adopted by written  consent of all the shareholders or members entitled to vote in accordance with Section 407 (3) of the Act.


                                   Signed this 25th day of May, 1984

                                  By       /s/ James B. Quinlan


                                  JAMES B. QUINLAN, Executive Vice President
                                      (type or Print Name and Title)

                                                               EXHIBIT 3.2

                           AMENDED AND RESTATED BYLAWS
                                       OF
                        U.S. MUTUAL FINANCIAL CORPORATION

                                    ARTICLE I
                                     OFFICES

     1.1 Principal Office. The principal office and place of business of U.S. Mutual Financial Corporation (hereinafter referred to as the "Corporation") shall be at 200 Renaissance Center, Suite 3060, in the City of Detroit, State of Michigan.

     1.2 Other Offices. The Corporation may establish or discontinue, from time to time, such other offices and places of business as may be deemed proper for the conduct of the Corporation's business.

                                   ARTICLE II
                            MEETINGS OF SHAREHOLDERS

     2.1 Annual Meeting. An annual meeting of shareholders of the Company for the purpose of electing Directors and of transacting such other business as may come before it shall be held each year at such date, time and place either within or without the State of Michigan as may be specified by the Board of Directors.

     2.2 Special Meetings. Special meetings of the shareholders may be called at any time only by the Board, the Chairman or the President. Unless limited by law, the Articles of Incorporation, the Bylaws, or by the terms of the notice thereof, any and all business may be transacted at any special meeting of the shareholders.

     2.3 Place of Meetings. Each meeting of shareholders shall be held at such place as may be designated by the Board for a particular meeting prior to the time when notice of the meeting is given to shareholders entitled to vote thereat.

     2.4 Notice of Meeting. Except as otherwise provided or permitted by law, the Articles of Incorporation, or the Bylaws, notice of each meeting of shareholders shall be given to each shareholder of record entitled to vote thereat either by delivering such notice to him personally or by mailing the same to him. If mailed, the notice shall be directed to the shareholder in a postage-prepaid envelope at his address as it appears on the records of the Corporation unless, prior to the time of mailing, he shall have filed with the Secretary a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request. Notice of each meeting of shareholders shall be in a form approved by the Board and shall state the place, date and hour of the meeting, and if for a special meeting the purpose or purposes for which the meeting is called, and shall be given not fewer than ten nor more than sixty days before the date of the meeting.

     2.5 Organization. The Chairman of the Board shall act as chairman at all meetings of shareholders, and shall call all meetings of shareholders to order and preside thereat. In the absence of the Chairman, the Vice Chairman shall act as such chairman. The Board may designate an alternate chairman for any meeting of shareholders, and if the Chairman and the Vice Chairman are absent from a meeting for which an alternate chairman has been designated, he shall act as chairman of the meeting. The Secretary of the Corporation shall act as secretary at all meetings of the shareholders, but in his absence the chairman of the meeting may appoint any person present to act as secretary of the meeting.

     2.6 Judges of Election. The Board may at any time appoint two or more persons to serve as Judges of Election at any meeting of shareholders to act as judges and tellers with respect to all votes by ballot at such meeting. It any Judge appointed is absent or refuses to act, or if his office becomes vacant and is or is not filled by the Board, they may nevertheless act if a majority of the Judges is present. If there is a failure to elect or appoint Judges, the chairman of the meeting may appoint one or more Judges for such meeting. The Judges appointed to act at any meeting of the shareholders, before entering upon the discharge of their duties, shall be sworn faithfully to execute the duties of Judges at such meeting with strict impartiality, and according to the best of their ability, and the oath so taken shall be subscribed by them.

     2.7 Quorum and Adjournment. Except as otherwise provided by law or by the Articles of Incorporation, the holders of a majority of the shares entitled to vote at the meeting shall constitute a quorum at all meetings of the shareholders. In the absence of a quorum, the holders of a majority of the shares of stock present in person or by proxy and entitled to vote may adjourn any meeting, from time to time, until a quorum shall attend. At any such adjourned meeting at which a quorum may be present, any business may be transacted which might have been transacted at the meeting as originally called.

     2.8 Order of Business. The order of business at all meetings of shareholders shall be as determined by the chairman of the meeting or as is otherwise determined by the vote of the holders of a majority of the shares of stock present in person or by proxy and entitled to vote.

     2.9 Vote of Stockholders. Except as otherwise required by law or the Articles of Incorporation, all action by shareholders shall be taken only at an annual or a special shareholders' meetings, and may not be taken by written consent. Upon the demand of any shareholder entitled to vote, the vote for Directors shall be by written ballot, but otherwise the method of voting and the manner in which votes are counted shall be discretionary with the chairman of the meeting. In a vote by ballot each ballot shall state the number of shares voted and the name of the shareholder or proxy voting. Except as otherwise required by law or by the Articles of Incorporation, Directors to be elected at a meeting of shareholders shall be elected by a plurality of the votes cast at such meeting by the holders of shares entitled to vote in the election and any other corporate action shall be authorized by a majority of the votes cast at such meeting by the holders of stock entitled to vote.

     2.10 Voting List. The Officer who has charge of the stock ledger of the Corporation shall, at least ten days before every meeting of shareholders prepare and make a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each shareholder and the number of shares registered in the name of each shareholder. Such list shall be open to the examination of any shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any shareholder who is present.

     2.11 Shareholder Proposals. Shareholders may present proposals for action at an annual or special meeting of the shareholders, provided, however, that no proposal need be accepted for presentation by the Corporation unless and until the shareholder presenting a proposal complies with all requirements placed on shareholders and proposals by Rule 14a-8 of the Securities and Exchange Commission as such rule may be amended from time to time.

                                   ARTICLE III
                               BOARD OF DIRECTORS

     3.1 Number. The number of Directors constituting the Board of Directors of the Corporation shall be no fewer than three nor more than nine or such number as is fixed from time to time by resolution adopted by a majority of the Continuing Directors, as defined in the Articles of Incorporation.

     3.2 General Powers. The business, properties and affairs of the Corporation shall be managed by the Board which shall have sole and exclusive power to appoint the Officers of the Corporation, to appoint and direct agents, and to grant general or limited authority to Officers, employees and agents of the Corporation to make, execute and deliver contracts and other instruments and documents in the name and on behalf of the Corporation and over its seal, without specific authority in each case. In addition to the foregoing, the Board shall have and may exercise all the powers of the Corporation and do all lawful acts and things which are not reserved to the shareholders by law or the Articles of Incorporation.

     3.3 Place of Meetings. Meetings of the Board whether regular or special, shall be held at the principal office of the Corporation or such other place as may, from time to time, be fixed by resolution of the Board provided that the place so determined for any meeting may be changed to some other place, in the case of a regular meeting, by order of the Chairman or the Vice Chairman, and, in the case of a special meeting, by order of the person or the persons at whose request the meeting is called. In either case the place so changed must be specified in a notice as provided in Section 3.6 or in a waiver of notice thereof. Members of the Board of any committee appointed by the Board may participate in a meeting of the Board or any committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting in such manner shall constitute presence in person at such meeting.

     3.4 Organizational Meeting. A newly elected Board shall meet and organize, as soon as practicable after each annual meeting of shareholders, at the principal office of the Corporation, without notice of such meeting, provided a majority of the full Board is present. If such a majority is not present, such organizational meeting may be held at any other time or place which may be specified in a notice given as provided in Section 3.6 for special meetings of the Board or in a waiver of notice thereof. Any business which may properly be transacted by the Board may be transacted at any organizational meeting thereof.

     3.5 Regular Meetings. Unless the Board shall otherwise determine, the Board shall meet quarterly on such date and at such time as shall be fixed by resolution of the Board. Any business which properly may be transacted by the Board may be transacted at any regular meeting thereof.

     3.6 Special Meetings; Notice and Waiver of Notice. Special meetings of the Board shall be called by the Secretary at the request of the Chairman, or in his absence the Vice Chairman, or at the request in writing of any three Directors stating the purpose or purposes of such meeting. Notice of special meeting shall be mailed to each Director, at his residence or usual place of business, not later than two days before the day on which the meeting is to be held or shall be given to him either in person or by telegraph or by telephone, not later than the day before the meeting. Whenever notice of any meeting of the Board is required to be given under any provision of law, the Articles of Incorporation or the Bylaws, a written waiver of notice signed by the Directors entitled to notice, whether before, at, or after the time of such meeting, shall be deemed equivalent to notice. Attendance of a Director at any meeting of the Board shall constitute a waiver of notice of such meeting, except when the Director attends such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because such meeting is not lawfully called or convened. Neither the business to be transacted at nor the purpose of any meeting of the Board or any committee thereof need be specified in any written waiver of notice.

     3.7 Organization. The Chairman of the Board shall preside at all meetings of the Board. In the absence of the Chairman, the Vice Chairman shall preside at meetings of the Board. In the absence of the Chairman and the Vice Chairman, a temporary chairman may be chosen by the members of the Board present to preside at a meeting of the Board. The Secretary of the Corporation shall bet as the secretary at all meetings of the Board and in his absence a temporary secretary shall be appointed by the chairman of the meeting.

     3.8 Quorum and Manner of Acting. At every meeting of the Board a majority of the entire Board shall constitute a quorum, and, except as otherwise provided by law or by the Articles of Incorporation, the vote of a majority of the Directors present at any such meeting at which a quorum is present shall be the act of the Board. In case of a tie vote on any matter before the Board, the Chairman shall have a second and deciding vote. In the absence of a quorum, a majority of the Directors present may adjourn any meeting, from time to time, until a quorum is present. No notice of any adjourned meeting need be given other than by announcement at the meeting that is being adjourned.

     3.9 Voting. On any question on which the Board or the Executive Committee shall vote, the names of those voting and their votes shall be entered in the minutes of the meeting when any member of the Board so requests.
     3.10 Directors' Compensation. Directors shall receive such compensation as may be fixed by the Board for services on the Board or any Committee of the Board. Directors who are officers shall also be entitled to compensation for services rendered in such capacity.

     3.11 Resignations. Any Director may resign at any time either by oral tender of resignation at any meeting of the Board or by such tender to the Chairman or the Vice Chairman or by giving written notice thereof to the Corporation. Any resignation shall be effective immediately unless a date certain is specified for it to take effect.

                                   ARTICLE IV
                               EXECUTIVE COMMITTEE

     4.1 Constitution and Powers. There shall be an Executive Committee which shall be constituted as provided in Section 4.2. The Executive Committee shall have and may exercise, when the Board is not in session, all the powers and authority of the Board in the management of the business and affairs of the Corporation, including the power and authority to declare dividends and to authorize the issuance of stock and other securities of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it, but the Executive Committee shall not have power or authority to amend the Articles of Incorporation, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease, or exchange of all or substantially all of the Corporation's property and assets, recommend to the shareholders a dissolution of the Corporation or a revocation of a dissolution, or amend the Bylaws.

     4.2 Membership, Meetings, Quorum. There shall be no fewer than three members of the Executive Committee, one of whom shall be the Chairman. Meetings of the Executive Committee shall be held upon call of the Chairman. A majority of the members of the Executive Committee, constituted as set forth above, shall constitute a quorum at any meeting of the Committee, and the vote of a majority of the members present at any such meeting at which a quorum is present shall suffice for the transaction of business. Notice of any meeting shall be given to each Director in the manner provided in Section 3.6 for the giving of notice, ox the waiver thereof, of a special meeting of the Board.

     4.3 Records. The Executive Committee shall keep minutes of its acts and proceedings, which shall be submitted at the next regular meeting of the Board at which a quorum is present, and any action taken by the Board with respect thereto shall be entered in the minutes of the Board. All acts done and powers conferred by the Executive Committee from time to time shall be deemed to be, and may be certified as being, done or conferred under authority of the Board.

                                    ARTICLE V
                                OTHER COMMITTEES

     5.1 Other Committees. The board may appoint from time to time other committees which shall have such powers and duties as the Board may properly determine, and may appoint one of the members of any such other committee to be its chairman.

     5.2 Place of Meetings; Notice and Waiver of Notice. Meetings of committees a Board shall be held at principal office of the Corporation or at such other places as the committee in question may determine from time to time. Meetings of any committee of the Board may be called by the chairman of such committee or by the Secretary at the request of any other member thereof. The provisions of
Section 3.6 with respect to giving and waiver of notice of special meetings of the Board shall also apply to all meetings of committees.

                                   ARTICLE VI
                                    OFFICERS

     6.1 Officers. The Corporation shall have a Chairman of the Board, may have a Vice Chairman of the Board, and shall have a President, a Secretary, and a Treasurer, and may have one or more Vice Presidents, and such other Officers as may be appointed by the Board. The Chairman and the Vice Chairman, shall be selected from the Directors. The Board may also appoint one or more Assistant Secretaries, Assistant Treasurers, and such other Officers and agents as in their judgment the business of the corporation may require, and any such officers may be appointed, subject to the authority of the Board, by the Chairman ox the Vice Chairman.

     6.2 Term of Office. All Officers shall hold office at the pleasure of and until removed by the Board, or, in the case of officers who may be appointed by the Chairman or the Vice Chairman until removed by one of them or by the Board.

     6.3 Resignations. Any officer may resign at any time, either by oral tender of resignation to the Chairman or the Vice Chairman or by giving written notice thereof to the Corporation. Any resignation shall be effective immediately unless a date certain is specified for it to take effect.

     6.4 The Chairman. The Chairman of the Board shall be the Chief Executive Officer of the Corporation. He shall have general supervision of the business and affairs of the Corporation and shall be responsible for carrying out the policies adopted or approved by the Board. He shall direct the functions and activities of all other Officers or agencies of the Corporation. He shall preside at all meetings of the shareholders and of the Board.

     6.5 The Vice Chairman. If appointed, the Vice Chairman shall assist the Chairman in carrying out the policies adopted or approved by the Board and in directing the functions and activities of all other officers and agencies of the Corporation. In any absence or disability of the Chairman, the Vice Chairman shall act as the Chief Executive Officer of the corporation, and shall, in all other respects, exercise all the powers of the Chairman. In the absence of the Chairman, the Vice Chairman shall preside at meetings of the shareholders and the Board of Directors.

     6.6 The President. The President shall assist the Chairman and Vice Chairman in carrying out the policies adopted and approved by the Board and in directing the functions and activities of all other Officers and agencies of the Corporation.

     6.7 Vice President. Each Vice President shall have such titles and shall perform such duties and exercise such powers as may be delegated by the Board, the Chairman or Vice Chairman of the Board, or the President. In the absence or disability of the President or a vacancy in that office, those particular acts and duties which by law or regulation pertain to the office of President shall be performed by a Vice President as shall be designated by the Board.

     6.8 The Secretary. The Secretary shall attend to the giving of notice of all meetings of shareholders and of the Board and committees thereof, as provided in Section 2.4 and Section 3.6, and shall keep minutes ,of all proceedings at meetings of the shareholders and of the Board as well as of all proceedings at all meetings of regular committees of the Board. He shall have charge of the corporate seal and shall have authority to attest to any and all instruments or writings to which the same may be affixed. He shall have charge of the stock ledger and shall keep and account for all books, documents, papers and records of the Corporation, except those for which some other Officer or agent is properly accountable. He shall generally perform all the duties which usually pertain to the office of Secretary of a corporation. In the absence of the Secretary, the Assistant Secretary or such other person as shall be designated by the Chairman shall perform his duties.

     6.9 The Treasurer. The Treasurer shall be the Chief Financial Officer of the Corporation. He shall have the care and custody of all the funds of the Corporation and shall deposit the same in such banks, including any banking subsidiaries of the Corporation, or other depositories, as the Board, or any Officer or Officers duly authorized by the Board, shall from time to time direct or approve. He shall keep a full and accurate account of all moneys received and paid on account of the Corporation, and shall render a statement of his accounts whenever the Board shall require. He shall perform all other necessary acts and duties in connection with the administration of the financial affairs of the Corporation, and shall generally perform all the duties usually appertaining to the office of Treasurer of a corporation. When required by the Board, he shall give bonds for the faithful discharge of his duties in such sums and with such sureties as the Board shall approve. In the absence of the Treasurer, such person as shall be designated by the Chairman shall perform his duties.

     6.10 Chief Operating Officer. Any of the officers appointed pursuant to the first sentence of Section 6.1 of these Bylaws may be designated by the Board as Chief Operating Officer and shall perform such acts and duties as pertain to that office by virtue of law or regulation.

     6.11 Compensation. The compensation of the Chairman, the Vice Chairman, the President, the Vice Presidents, the Secretary, and the Treasurer shall be fixed by the Board. Subject to the authority of the Board, the Chairman, the Vice Chairman or the President or any other Officer or committee of the Officers so appointed by either of them, may appoint or dismiss all or any other Officers and all or any clerks, agents and employees, and prescribe their duties, and from time to time fix their compensation.

                                   ARTICLE VII
                          STOCK AND TRANSFERS OF STOCK

     7.1 Stock Certificates. The stock of the Corporation shall be represented by certificates signed by the Chairman, the Vice Chairman or President and the Secretary or an Assistant Secretary, or the Treasurer or an Assistant Treasurer. Where any such certificate is countersigned by a Transfer Agent, other than the Corporation or its employee, or by a Registrar other than the Corporation or its employee, such certificate may be a facsimile, engraved, stamped, or printed. In case any such Officer, Transfer Agent, or Registrar who has signed or whose facsimile signature has been placed upon any such certificate shall have ceased to be an Officer, Transfer Agent or Registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such Officer, Transfer Agent, or Registrar were an Officer, Transfer Agent, or Registrar at the date of its issue. The certificates representing the stock of the Corporation shall be in such form as shall be approved by the Board.

     7.2 Transfer Agents and Registrars. The Board, in its discretion, may appoint from time to time one or more banks or trust companies, as the Board may deem advisable, including any banking subsidiaries of the Corporation, to act as Transfer Agents and Registrars of the stock of the Corporation; and upon such appointments being made, no stock certificate shall be valid until countersigned by one of such Transfer Agents and registered by one of such Registrars.

     7.3 Transfers of Stock. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate, or by attorney lawfully constituted in writing, and upon surrender and cancellation of a certificate or certificates for a like number of shares of the same class of stock, with duly executed assignment and power of transfer endorsed thereon or attached thereto, and with such proof of the authenticity of the signatures as the Corporation or its agents may reasonably require. No transfer of stock other than on the records of the

Corporation shall affect the right of the Corporation to pay any dividend upon the stock to the holder of record thereof or to treat the holder of record as the holder in fact thereof for all purposes, and no transfer shall be valid, except between the parties thereto, until such transfer shall have been made upon the records of the Corporation.

     7.4 Lost Certificates. In case any certificate of stock shall be lost, stolen, or destroyed, the Board in its discretion, or any Officer or Officers or any agent or agents thereunto duly authorized by the Board, may authorize the issue of a substitute certificate in place of the certificate so lost, stolen, or destroyed, and may cause or authorize such substitutes certificate to be countersigned by the appropriate Transfer Agent and registered by the appropriate Registrar; provided, however, that, in each such case, the applicant for a substitute certificate shall furnish to the Corporation and to such of its Transfer Agents and Registrars as may require the same, evidence to their satisfaction, in their discretion, of the loss, theft, or destruction of such certificate and of the ownership thereof, and also such security of indemnity as they may require.
                                  ARTICLE VIII
                                 CORPORATE SEAL

     8.1 Seal. The seal of the Corporation shall be in such form as may be approved, from time to time, by the Board.

     8.2 Affixing and Attesting. The seal of the Corporation shall be in the custody of the Secretary, who shall have the power to affix it to the proper corporate instruments and documents, and who shall attest it. In his absence, it may be affixed and attested by an Assistant Secretary, or by the Treasurer or an Assistant Treasurer or by any other person or persons as may be designated by the Board.
                                   ARTICLE IX
                                  MISCELLANEOUS

     9.1 Fiscal Year. The fiscal year of the Corporation shall be such fiscal year as the Board may determine from time to time.

     9.2 Signatures of Negotiable Instruments. All bills, notes, checks or other instruments or the payment of money shall be signed or countersigned by such officers or agents and in such manner as, from time to time, may be prescribed by resolution of the Board or may be prescribed by any Officer or Officers, or any Officer and agent jointly, duly authorized by the Board.

     9.3 Execution of Contracts and Other Instruments. Subject to the authority of the Board, the Chairman, the Vice Chairman, the President, any Vice President, the Secretary, and the Treasurer shall each have general authority to execute contracts, bonds, deeds and powers of attorney in the name of and on behalf of the Corporation. Any contract, bond, deed or power of attorney may also be executed in the name of and on behalf of the Corporation by such other Officer or such other agent as the Board may from time to time direct. The provisions of this Section 9.3 are supplementary to any other provision of these Bylaws.

     9.4 Shares of other Corporations. The Chairman, the Vice Chairman, the President, any Vice President, and the Secretary are each authorized to vote, represent and exercise on behalf of the Corporation, all rights incidental to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority granted to these Officers to vote or represent on behalf of the Corporation any and all shares held by the Corporation in any other corporation or corporations may be exercised either by the Officer in person or by any person authorized so to do by proxy or power of attorney duly executed by the officer. Notwithstanding the above, however, the Board, in its discretion, may designate by resolution the person to vote or represent said shares of other corporations.

     9.5 Severability. In the event any one or more of the provisions contained in these Bylaws should he invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

     9.6 Headings. Section headings used herein are for convenience of reference only and are not to affect the construction of, or be taken into consideration in interpreting these Bylaws.

     9.7 Definitions. The terms used herein include the plural as well as the singular and include the masculine, feminine and neuter genders, as the context requires.

     9.8 Conflicts. If the event of any conflict between the provisions of these Bylaws and the Corporation's Articles of Incorporation, the provisions of the Articles of Incorporation shall govern. In the event a situation is not covered by either the Bylaws or the Articles of Incorporation, the applicable provisions of the Michigan Business Corporation Act, if any, shall govern. If the provisions of the said Act are not applicable, such situations shall be addressed and dealt on an ad hoc basis by the Chairman in his sole discretion.

                                    ARTICLE X
                                   AMENDMENTS

     The Bylaws may be altered, amended or repealed, and new Bylaws adopted, from time to time, by vote of the majority of all of the Continuing Directors, as defined in the Articles of Incorporation, at any regular or special meeting provided that, in the case of any special meeting at which all of such Directors are not present, the notice of such meeting shall state the amendment of the Bylaws as one of the purposes of the meeting and the nature of such amendment. These Bylaws, and any amendments thereof, including Bylaws adopted by the Board may be altered, amended, or repealed and other Bylaws adopted by the shareholders in the manner set forth in the Articles of Incorporation.


                             * * *

                                                                 EXHIBIT 4.1

                        FORM OF COMMON STOCK CERTIFICATE


NUMBER                          SHARES
US ______                       _______



                           U.S. MUTUAL FINANCIAL CORP.
              INCORPORATED UNDER THE LAWS OF THE STATE OF MICHIGAN
                                  COMMON STOCK
                                Cusip 912225 20 8
                       SEE REVERSE FOR CERTAIN DEFINITIONS


THIS CERTIFIES THAT


                                    SPECIMEN

is the owner of
            FULLY PAID AND NONASSESSABLE SHARES OF THE COMMON STOCK,
                          PAR VALUE $1.00 PER SHARE OF
                           U.S. MUTUAL FINANCIAL CORP.
         transferable only on the books of the Corporation by the holder hereof in person or by Attorney upon surrender of this
          Certificate properly endorsed. This Certificate is not valid until countersigned by the Transfer Agent and registered by the
               Registrar.


     IN WITNESS WHEREOF, the said Corporation has caused this Certificate to be signed by the facsimile signatures of its duly authorized officers and its Corporate seal to be hereunto affixed.


DATED:



 /s/ Richard J. Guziatek                     /s/ Clifton S. Crockatt
RICHARD J. GUZIATEK, VICE PRESIDENT         CLIFTON S. CROCKATT, PRESIDENT

     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common           UNIF GIFT MIN ACT - ....Custodian.....
TEN ENT - as tenants by the entireties                     (Cust)        (Minor)
JT TEN - as joint tenants with right of           under Uniform Gifts to Minors
              Survivorship and not as tenants     Act...........
              In common                                (State)

   Additional abbreviations may also be used though not in the above list.

For Value Received, ____________ do hereby sell, assign and transfer unto PLEASE INSERT SOCIAL SECURITY OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE


(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS INCLUDING POSTAL ZIP CODE OF
 ASSIGNEE)



Shares of the Common Stock represented by the within Certificate, and do hereby irrevocably constitute and appoint



Attorney to transfer the said Shares on the books of the within named Corporation with full power of substitution in the premises.

         Dated:

                                    In the presence of



_______________________________
     NOTICE: The signature of this assignment must correspond with the name as written upon the face of the certificate, in particular, without alteration or enlargement, or any change whatever.

     The signature(s) of the assignor(s) must be guaranteed hereon by a participant in either the Securities Transfer Agent's Medallion Program (STAMP), the Stock Exchange Medallion Program (SEMP), or the New York Stock Exchange Medallion Program (MSP).

                                                           EXHIBIT 10.1


                         AGREEMENT OF SALE AND PURCHASE



     This Agreement of Sale and Purchase ("Agreement"), made and entered into as of the day of February 2003, by and between U.S. MUTUAL FINANCIAL CORPORATION, a Michigan corporation, whose address is c/o CCG Partners, 3220 Coolidge Road, Berkley, Michigan 48072 ("Seller"), and GAETANO T. RIZZO and CARLO J. CATENACCI, not individually, but on behalf of an entity to be designated by them, whose address for purposes herein is Suite 101, 44899 Centre Court, Clinton Township, Michigan 48038 ("Purchaser"), is based upon the following:

A.   Seller is the owner of a certain parcel of land comprised of  approximately
     59.49 acres of land located in the Township of +Chesterfield, Macomb County, Michigan, as is more particularly described in Exhibit A attached hereto and made a part hereof, together with all of the tenements, hereditaments, and appurtenances upon, belonging, or in any way appertaining to said land, any buildings and fixtures located thereon, all other improvements thereon, and all rights in and to any vacated or abandoned street, alley or right-of-way adjacent to or abutting on a part of such land (collectively, the "Property").

B. Seller desires to sell to Purchaser and Purchaser desires to purchase from Seller the Property, upon and subject to the terms and conditions hereinafter set forth.

     Now, therefore, in consideration of the mutual covenants, promises, and agreements and subject to the terms and conditions contained herein, the parties agree as follows:

1. Agreement of Sale and Purchase. Seller agrees to sell to Purchaser and Purchaser agrees to purchase from Seller the Property, upon and subject to the terms and conditions hereinafter set forth.

2.   Purchase Price.  The purchase price of the Property (the "Purchase  Price")
     shall  be  Two  Million  One  Hundred   Thousand  and   00/100ths   Dollars
     ($2,100,000.00).

3. Survey. Within five (5) days after the date hereof, Seller shall deliver to Purchaser the existing ALTA survey in Seller's possession ("Survey") of the Property, but any updates of the Survey shall be obtained by Purchaser at Purchaser's sole expense. The exact legal description of the Property shall be determined by the Survey (as updated by Purchaser).

4.   Condition of Title.

(a)  At the Closing,  as  hereinafter  defined,  Seller  shall own  unencumbered marketable fee simple title to the Property, subject to no liens, encumbrances, claims, demands, security interests, options, purchase agreements, mortgages, pledges, leases, conditional sales or other title retention agreements, restrictions, or exceptions of any kind or nature whatsoever (individually an "Encumbrance" and collectively, "Encumbrances") other than the Permitted Encumbrances, as herein defined, and Seller shall convey to Purchaser title to the Property in the aforesaid condition, which title shall be insured in the aforesaid condition by the Philip F. Greco Title Company as agent for Chicago Title Insurance Company (the "Title Company").

(b) Anything contained herein to the contrary notwithstanding, Purchaser hereby acknowledges that a certain Easement Agreement entered into by and between Seller and Edward J. Russell, Jr. and Madeline E. Russell, husband and wife, and Richard Russell and Pauline L. Russell, husband and wife, recorded September 29, 1988 in Liber 4518, Page 956, Macomb County Records is being terminated by an agreement being negotiated in part by Key Bank National Association ("KeyBank"), and Seller acknowledges it shall fully cooperate with and assist Key Bank, such cooperation shall include but not be limited to the timely execution and production of documents reasonably requested of Seller by Key Bank.

     5. Evidence of Title. As evidence of title to the Property, Purchaser agrees to obtain, promptly after the date hereof, a complete commitment for a policy of title insurance covering the Property (including complete legible copies of all documents referred to thereon) issued by the Title Company in the amount of the Purchase Price guaranteeing title in the condition required herein and bearing a date later than the date hereof (the "Title Insurance Commitment"). Seller, at its sole expense, will cause the Title Company to deliver to Purchaser a final policy of title insurance pursuant to the Title Insurance Commitment with the so-called "standard exceptions" deleted therefrom promptly after the Closing.

     6. Title Objections. If following Purchaser's receipt of the Survey and the Title Insurance Commitment (and all documents referred to therein) meeting the requirements of this Agreement, Purchaser notifies Seller that the title to the Property is not satisfactory to Purchaser in Purchaser's sole discretion, which notice shall be provided within ten (10) days of Purchaser's receipt thereof, then Seller shall have thirty (30) days from the date Seller is notified in writing of the particular defects claimed to use its best good faith efforts to cure such defects to Purchaser's satisfaction, and if Seller is unable to cure such defects within the aforesaid thirty (30) day period, Purchaser shall have the option to either (i) waive the defects and proceed with this transaction, or
(ii) cancel and terminate this Agreement by written notice thereof to Seller, in which event no party hereto shall have any further liability or obligation hereunder, except that the entire Deposit, as herein defined, shall be immediately returned to Purchaser; provided, however, that if any of such defects are represented by liens or encumbrances of an ascertainable amount and Purchaser elects to proceed with this transaction, in the event Purchaser closes this transaction, Purchaser may deduct the amount of any such defect in title from the Purchase Price due at the Closing. In the event Seller cures such defects within the time specified above, Purchaser agrees to complete the sale within thirty (30) days after its receipt of written notification thereof from Seller, subject, however, to any and all other
Conditions, as herein defined. Any encumbrances identified on the Title Insurance Commitment and shown on the Survey that are approved in writing by Purchaser shall be "Permitted Encumbrances" for the purposes of this Agreement.

     7. Documents to be Delivered at Closing. At the Closing:

(a) Seller shall execute and deliver to Purchaser a statutory form of Warranty Deed, in recordable form, conveying to Purchaser title to the Property in the condition required hereunder, with the State and County Transfer Taxes associated with such Warranty Deed being paid by Seller, and including therein all property division and split rights with respect to the Property which are permitted under the Michigan Subdivision Control Act of 1967, as amended by the Michigan Land Division Act of 1996 (Mich. Comp. Laws Ann.
     Section 560.01 et seq.).

(b) Purchaser shall pay to Seller the Purchase Price as adjusted by the adjustments and prorations provided for in this Agreement.

(c)  Seller  and  Purchaser  shall  each  execute  and  deliver  to the other an
     appropriate   closing  statement  setting  forth  the  Purchase  Price  and reflecting all adjustments and prorations provided for in this Agreement.

(d) Seller shall execute and deliver to Purchaser a sworn affidavit restating and updating through the Closing the representations, warranties, and covenants of Seller set forth in this Agreement and acknowledging the survival thereof.

(e) Seller shall execute and deliver to Purchaser a sworn affidavit attesting that no work has taken place on the Property in the last one hundred twenty
     (120) days which would create in any party a right to a lien against the Property.

(f) Seller shall execute and deliver to Purchaser and the Title Company such documents, agreements, and affidavits with respect to the Property as the Title Company shall require in order to delete and omit from its title insurance policy all of the so-called "standard exceptions" and any Encumbrances other than the Permitted Encumbrances.

(g) Seller shall cause the Title Company to deliver to Purchaser a "marked-up" copy of the final policy of title insurance referred to in Paragraph 5 hereof.

(h) Seller shall execute and deliver to Purchaser a non-foreign person affidavit or aqualifying statement sufficient in form and substance to relieve Purchaser of any and all obligation to deduct, withhold or pay any amount of tax pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended (the "Code") or a statement from Seller authorizing Purchaser to deduct and withhold taxes as required by Section 1445 of the Code.

(i) Seller shall deliver to Purchaser exclusive possession of all of the Property in the condition set forth in Paragraph 11 hereof, subject to the right of no persons whatsoever.

     All funds due from Purchaser to Seller at the Closing shall be paid by Purchaser to the Title Company, who shall be authorized and directed to pay directly all expenses of Seller as set forth herein and deliver the net balance to Seller.

     Each party agrees to execute and deliver all additional documents which may be reasonably requested by the other party in order to effectuate the purposes of this Agreement and the consummation of the transaction contemplated hereby; provided, however, that the foregoing shall not be construed or deemed to expand the obligations of any party hereunder or remove any limitations on the obligations of any party hereunder.

     8. Warranties, Representations, and Covenants of Seller. Seller hereby warrants and represents to and covenants with Purchaser that:

     (a) The execution and delivery by Seller of this Agreement and the other documents and instruments required under this Agreement, and the performance by Seller of all of its obligations under this Agreement and such other documents and instruments have been duly authorized by all necessary action, and do not and will not (i) result in a breach or violation of or default under any agreement, commitment, order, judgment, or decree by which the Property or Seller is bound, (ii) violate any statute, regulation, order, or other law to which the Property or Seller is subject, or (iii) require Seller or Purchaser to obtain any consent, approval, and/or permit from any person, entity, or governmental authority, or to comply with or perform any special requirements, procedures, approvals, or actions.

     (b) Seller owns unencumbered marketable fee simple title to the Property and has entered into no agreements, oral or written, and is subject to no judgment, order, writ, injunction, decree, statute, rule, or regulation which would limit or restrict Seller's right to enter into this Agreement and fulfill its obligations hereunder or which would prevent possession by Purchaser of all or any part of the Property.

     (c) From and after the date hereof, Seller shall not sell, convey, burden, or encumber the Property in any manner whatsoever(whether by deed, agreement, mortgage, lien, easement, restriction, lease, Encumbrance, or otherwise). Anything contained herein to the contrary notwithstanding, Seller may during the lifetime of this Agreement, place a mortgage on the Property, which shall be a lien on the Property, superior to the rights of the Purchaser herein, or may continue and renew any existing mortgage thereon provided that the aggregate amount due on all outstanding mortgages shall not be greater than the Purchase

           Price of this Agreement. Seller shall give to Purchaser written notice of the execution of such mortgage or renewal, containing the name and address of the mortgage, the amount and rate of interest of such mortgage, the due date of payments and maturity of the principal. Seller covenants that he will meet the payments of principal and interest as they mature on any mortgage now or hereafter placed upon the premises above described and produce evidence thereof to Purchaser upon demand. In case Seller shall default upon any such mortgage, Purchaser shall be entitled to written notice of such default from the mortgagee which shall be provided for in any such mortgage, and Purchaser shall have the right to do the acts or make the payments necessary to cure such default and shall be reimbursed for so doing by receiving, automatically, a credit applied against the Purchase Price at Closing.

     (d) The proceeds from the Closing are sufficient and will be used to pay off any and all sums which may be necessary to discharge all taxes, real estate brokerage commissions, liens, debts, mortgages, land contracts, and other Encumbrances on Seller's title to the Property, and Seller shall possess at the Closing and subsequently convey to Purchaser unencumbered marketable fee simple title to the Property in the condition required hereunder.

          Seller hereby warrants and represents to and covenants with Purchaser that each and every warranty, representation, and covenant of Seller set forth in this Agreement shall be true as of the date hereof and as of the Closing Date, shall continue thereafter in full force and effect and not expire, and shall be evidenced at Closing by a sworn affidavit executed by Seller restating and updating such representations, warranties, and covenants. Seller
          acknowledges   that   Purchaser  is  relying  on  the   foregoing
          representations, warranties, and covenants in entering into this Agreement, and that such representations and warranties are a material inducement to Purchaser's entering into this Agreement and proceeding with the transaction contemplated hereunder.

          Seller shall, and hereby agrees to, at all times save, defend, indemnify, and hold Purchaser absolutely harmless from and against any and all claims, demands, causes of action, judgments, liabilities, damages, injuries, losses, costs, and expenses (including, without limitation, reasonable attorneys' fees) which Purchaser may incur as a result of (i) any representation or warranty of Seller in this Agreement being found to be false or materially misleading, (ii) any breach of any representation, warranty, or covenant of Seller in this Agreement, and (iii) any claim by any third party against Purchaser or the Property, or any portion thereof, based upon any acts or omissions occurring prior to the Closing Date, except for those claims arising out of the acts or omissions of Purchaser or any authorized agent of Purchaser.

     9. Purchaser's Conditions Precedent.

          (a) The parties hereto acknowledge and agree that this Agreement, and all of the obligations of Purchaser under this Agreement, are
               expressly   conditioned   upon   and
               subject   to   Purchaser's determination,  in Purchaser's sole
               and absolute discretion, that the following conditions are satisfied:

          (i) Purchaser shall be satisfied that the Property is suitable in all respects for Purchaser's intended use and development thereof, including, without limitation, the environmental condition of the Property, the soil bearing capacity and the soil and subsoil conditions of the Property, the engineering feasibility of Purchaser's intended improvements at the Property, the existence and availability of sanitary sewer, storm sewer, water service, and all other utility services, with sufficient capacity for Purchaser's intended use and development of the Property, and the lack of any wetlands or other conditions on the Property which would interfere with Purchaser's intended development of the Property;
          (ii) Purchaser shall be satisfied that all necessary approvals from the Township of Chesterfield and all other governmental authorities having jurisdiction over the Property for the construction of Purchaser's intended improvements at the Property and for Purchaser's intended use and operation of such improvements, including, without limitation, rezoning to a zoning classification satisfactory to Purchaser, zoning variances or special use permits as desired by Purchaser, site plan or plat approval, and building permits, have been or can be obtained; and
          (iii)Purchaser's receipt of a Survey and Title Insurance Commitment, each of which is satisfactory in all respects to Purchaser.

          (b) Purchaser shall have until 5:00 p.m. on March 17, 2003 (the "Contingency Period"), within which to satisfy itself as to all of the conditions set forth above and elsewhere in this Agreement (individually, a "Condition" and collectively, the "Conditions"), and if Purchaser does not notify Seller in writing prior to the expiration of the Contingency Period, or any extensions thereof, that it has either satisfied itself as to all of the Conditions or has waived any or all of the same, then at any time thereafter while Purchaser shall not have so notified Seller of its satisfaction of the Conditions or waiver thereof, either party shall have the right to cancel and terminate this Agreement by ten (10) days' written notice thereof to the other party, in which event this Agreement shall be of no further force or effect whatsoever and neither party hereto shall have any further liability or obligation hereunder, except that the Deposit, except to the extent provided in Paragraph 19(b) hereof, shall be immediately returned to Purchaser, unless within such ten (10) day period after receipt of such notice from Seller, Purchaser elects to proceed with this transaction, and in which event so notifies Seller in writing.

          (c)  Seller shall cooperate with Purchaser and use its best good faith
               efforts  to  assist   Purchaser  in  attempting  to  satisfy  the
               Conditions.

     10. Waiver of Conditions or Termination by Purchaser. Purchaser reserves the right, at its sole option, to (a) at any time waive any of the Conditions and/or any conditions precedent to the Closing and proceed with the Closing, or
(b) at any time before the expiration of the Contingency Period (as the same may be or may have been extended) or the termination of this Agreement, terminate this Agreement, in either event by written notice to Seller in which event no party hereto shall have any further liability or obligation hereunder except that the Deposit shall be immediately returned in full to Purchaser.

     11. Place and Time of Closing; Possession.

          (a) The closing of the transaction contemplated under this Agreement (the "Closing") shall take place at the offices of Purchaser's attorney or the Title Company at a mutually convenient time on a mutually convenient date (the "Closing Date"), but in any event, no later than March 31, 2003.

          (b) Seller shall deliver to Purchaser exclusive possession of all of the Property on the Closing Date, subject to the rights of no persons whatsoever. The Property shall be delivered in substantially the same condition as exists on the date hereof.

          (c) Anything contained herein to the contrary notwithstanding, Purchaser's obligation to Close is contingent upon Purchaser's closing on the purchase of that certain adjacent property (the "Adjacent Property"), that is owned by or otherwise subject to KeyBank's right of sale, on or before the Closing, on terms and conditions satisfactory to Purchaser in its sole and absolute discretion, it being acknowledged and agreed that Purchaser shall be required to close on the purchase of the Property only if the Property and the Adjacent Property are both acquired by Purchaser at the same time. In the event that Purchaser does not close on the Adjacent Property the Deposit shall be immediately returned to Purchaser subject to the provisions contained in Paragraph 19(b) hereof.

     12. Default. In the event of a breach or default hereunder by Purchaser, Seller may, after written notice of default to Purchaser specifying the nature of such default(s) and the failure of Purchaser to cure such default(s) within thirty (30) days after Purchaser's receipt of such notice, declare a forfeiture hereunder and retain the Deposit as liquidated damages, the same to be Seller's sole remedy for any breach or default hereunder by Purchaser. In the event of a breach or default hereunder by Seller, Purchaser may after written notice of default to Seller specifying the nature of such default(s) and the failure of Seller to cure such default(s) within thirty (30) days after Seller's receipt of such notice, (a) elect to enforce the terms hereof, or (b) demand, and be entitled to, an immediate refund of the Deposit, or (c) exercise any other right or remedy available to Purchaser hereunder at law or in equity, including the right to specific performance, all of which rights and remedies shall be cumulative.

     13. Real Estate Brokerage Commissions. Seller hereby represents and warrants to Purchaser that Seller has not sought nor accepted the services of any broker in relation to this Agreement or sale of the Property and owes no commission to any broker in relation to this Agreement or sale of the Property. Seller hereby agrees to indemnify, defend, and hold Purchaser harmless from and against any and all real estate brokerage commissions, finder's fees, or other like charges due or claimed to be due from Seller with respect to the transaction contemplated hereunder. Purchaser hereby represents and warrants to Seller that Purchaser has not sought nor accepted the services of any broker in relation to this Agreement or purchase of the Property and owes no commission to any broker in relation to this Agreement or purchase of the Property. Purchaser hereby agrees to indemnify, defend, and hold Seller harmless from and against any and all real estate brokerage commissions, finder's fees, or other like charges due or claimed to be due from Purchaser with respect to the transaction contemplated hereunder.

     14. Taxes and Prorated Items. All taxes which have become due and payable upon the Property as of the Closing Date, and all assessments, including all unpaid assessments and all assessments payable in installments which have become a lien upon the Property as of the Closing Date or which have been confirmed by any public authority as of the Closing Date, shall be paid in full by Seller. At the Closing, current taxes shall be prorated and adjusted as of the Closing Date in accordance with the due date basis of the municipality or taxing unit in which the Property is located, treating such taxes as if the same were paid in advance.

     15. Cooperation of Seller. From and at all times after the date hereof, in connection with Purchaser's proposed development of the Property, Seller agrees
(a) to sign any instruments requested by Purchaser with respect to (i) rezoning, variances, site plan approval, or platting of the Property or any part thereof,
(ii) the establishment of any restrictions or special assessment districts relating to the Property or any part thereof, (iii) the establishment of any easements or dedication of public roadways affecting the Property or any part thereof, or (iv) the establishment of a condominium project covering the Property or any portion thereof; and (b) not to hinder or object to any of the foregoing; provided, however, that all expenses with respect to the foregoing (other than attorneys' fees of Seller) shall be paid by Purchaser. The foregoing contemplates Seller's total cooperation as and to the extent Purchaser shall deem necessary and/or desirable to facilitate the development of the Property by Purchaser.

     16. Inspection of the Property by Purchaser; As Is Sale.

          (a) Purchaser and its agents and/or representatives shall have the right, at any time, and from time to time, to enter upon the Property for the purposes of inspecting the Property and making such soil tests, environmental studies, wetlands studies, surveys, feasibility studies, and such other tests as Purchaser may desire. All such tests shall be at Purchaser's sole expense and Purchaser shall restore the land to substantially the same condition as existed before such tests occurred.

          (b) Except as expressly set forth in this Agreement, Purchaser is acquiring the Property "As-Is" with all faults and defects, and Purchaser acknowledges and agrees that except as expressly set forth in this Agreement, Seller has not made, does not make and specifically disclaims any representations, warranties, promises, covenants, agreements or guarantees of any kind or character whatsoever whether express or implied, oral or written, past, present or future, as to, concerning or with respect to the nature, quality or condition of the Property.

     17. Delivery of Documents by Seller Prior to Closing. Seller agrees to deliver to Purchaser simultaneously with the execution hereof, and hereby assigns, transfers, and conveys to Purchaser, for Purchaser's use, and at no charge to Purchaser, copies of all surveys, engineering feasibility studies, soil tests, engineering plans, blue prints, as-built plans, site plans, architectural plans, permits, environmental studies, assessments and reports, all other documents in Seller's possession with respect to the Property or Seller's use thereof, and such other information and documents as may be reasonably requested by Purchaser (collectively, the "Documents"), all of which shall automatically and immediately become the sole property of Purchaser upon the Closing, or promptly returned by Purchaser to Seller in the event this Agreement is terminated by Purchaser.

     18. Condemnation. If any condemnation or eminent domain proceeding is commenced or threatened against the Property, or any part thereof, Seller shall, promptly after obtaining knowledge thereof, give Purchaser written notice thereof in reasonable detail. In such event, Purchaser shall, at its option, either (i) terminate this Agreement by written notice thereof to Seller within thirty (30) days after Purchaser's receipt of Seller's notice of such proceeding, in which event this Agreement shall be of no further force or effect and no party hereto shall have any further obligation hereunder, except that the entire Deposit shall be immediately returned to Purchaser, or (ii) proceed with the transaction contemplated hereunder, in which event Purchaser shall have sole and total control over all condemnation or eminent domain proceedings and the settlement and/or litigation thereof, and receive from Seller at closing an assignment of all claims, awards, and damages relating to such proceedings. Anything contained herein to the contrary notwithstanding, Purchaser shall not have the right to terminate this Agreement in connection with any condemnation or eminent domain proceedings subjecting the Property to a taking in connection with the operation of the Selfridge Air National Guard parcel which is located adjacent to the Property.

     19. Deposit.

          (a) Within five (5) business days after the date hereof, Purchaser, as evidence of its good faith, agrees to submit to the Title Company the sum of Three Hundred Thousand and 00/100 Dollars ($300,000.00) as an earnest money deposit hereunder (the "Deposit"), which Deposit shall be held in escrow by the Title Company to be disbursed in accordance with the provisions of this Agreement.

          (b) Unless this Agreement is earlier terminated, at 5:00 p.m. (EST) on March 17, 2003, One Hundred Twenty Thousand and 00/100 Dollars ($120,000.00) of the Deposit shall be non-refundable [the balance of the Deposit shall remain fully refundable to Purchaser in the event that Closing does not occur for any reason on or before Closing Date] to Purchaser, except in the event of default, breach, or failure or refusal to close hereunder by Seller, or as otherwise provided in Paragraphs 4(c), 6, 12, and 18 and shall be held in escrow by the Title Company to be disbursed in accordance with the provisions of this Agreement and applied towards the Purchase Price at Closing.

     20. Liability of Purchaser. Anything contained herein to the contrary notwithstanding, Seller hereby acknowledges and agrees that (a) Gaetano T. Rizzo and Carlo J. Catenacci have executed this Agreement solely on behalf of an entity to be designated by them, and (b) Gaetano T. Rizzo and Carlo J. Catenacci shall have no personal liability or obligation hereunder of any kind or nature whatsoever, regardless of whether or not such entity is ever formed or designated, and (c) the sole remedy of Seller in the event of a default hereunder by Purchaser shall be the retention of the Deposit.

     21. Indemnification.

          (a) Seller shall, and hereby agrees to, at all times save, defend, indemnify, and hold Purchaser harmless from and against any and all loss, cost, liability, damage, and expense, including, without limitation, reasonable attorneys' fees, statutory and ordinance violations, penalties, and fines in connection with or arising from any claims, causes, damages, or injuries whatsoever, in, on, about, or related to the Property, or any portion thereof, on or prior to the Closing Date, except for matters arising out of the acts or omissions of Purchaser, its agents, representatives, contractors, and the like.

          (b) Purchaser shall, and hereby agrees to, at all times save, defend, indemnify, and hold Seller harmless from and against any and all loss, cost, liability, damage, and expense, including, without limitation, reasonable attorneys' fees, statutory and ordinance violations, penalties, and fines in connection with or arising from any claims, causes, damages, or injuries whatsoever, in, on, about, or related to the Property, or any portion thereof, after the Closing Date, except for matters arising out of the acts or omissions of Seller, its agents, representatives, contractors, and the like.

     22. Authority. Each of the persons executing this Agreement (whether individually or on behalf of an entity) represent that he or she is duly authorized to execute this Agreement (on behalf of the entity for whom such person is executing the same) and that upon such execution, this Agreement shall be binding upon and enforceable against them or their respect entity in accordance with its terms.

     23. Execution of Agreement. Each of the parties hereto warrants and represents to the other party hereto that the person executing this Agreement on behalf of such party (a) has read this Agreement either personally or through a duly authorized representative, (b) understands the contents of this Agreement,
(c) is signing as their free act and deed, without any persuasion or coercion on the part of anyone, after having an opportunity to consult with and obtain the advise of the independent legal counsel of their choice, and (d) is competent to execute this Agreement and perform their obligations hereunder.

     24. Use of Words. As used in this Agreement, the words "hereunder", "herein", "hereof", and other words of similar import refer to this entire Agreement. Pronouns and relative words used herein shall be read interchangeably in masculine, feminine, or neuter, singular or plural, as the respective case may be.

     25. Notice. Any notice or other communication required or desired to be given hereunder shall be in writing and shall be deemed to have been sufficiently given for all purposes if (a) delivered personally to the party to whom the same is directed, or (b) sent by Federal Express or other national overnight courier, charges prepaid, or (c) sent by registered or certified mail, postage and charges prepaid, addressed to the party to whom the same is directed at the address of such party as set forth above, and in the case of any notice or other communication to Purchaser, a copy shall be simultaneously delivered or sent in the same manner to Wayne S. Segal, Esquire, Dawda, Mann, Mulcahy & Sadler, P.L.C., Suite 200, 39533 Woodward Avenue, Bloomfield Hills, Michigan 48304, and in the case of any notice or other communication to Seller, a copy shall be simultaneously delivered or sent in the same manner to Michael J. Connolly, Esquire, Riley, Roumell & Connolly, 615 Griswold, 7th Floor, Detroit, Michigan 48226. Any notice which is served (i) personally shall be deemed to be given on the date on which the same is actually served, (ii) by Federal Express or other national overnight courier shall be deemed to be given on the date one
(1) business day after the same is delivered to Federal Express or other national overnight courier, provided that the same is actually delivered to (whether or not refused by) the recipient in the ordinary course, and (iii) by mail shall be deemed to be given on the date two (2) days after the same is deposited in a regularly maintained receptacle for the deposit of United States mail. Any party may change its address for purposes of this Agreement by giving the other party notice thereof in the manner hereinabove provided for the giving of notices.
     26. Assignment. This Agreement may be assigned or transferred by Purchaser at any time without the consent of, but upon notice to, Seller, provided the assignee is an entity owned and controlled in whole or in part by GAETANO T. RIZZO/ or CARLO J. CATENACCI and the assignee agrees to be specifically bound by the terms of this Agreement.

     27. Entire Agreement. This Agreement may be amended or modified only by the written agreement of all of the parties hereto, and the same constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and all prior negotiations are hereby merged herein.

     28. Severability. The provisions of this Agreement are severable. If any paragraph, subparagraph, sentence, or provision shall be invalid or unenforceable, it shall not affect any of the remaining provisions of this instrument, and all provisions shall be given full force and effect separately from the unenforceable or invalid paragraph, subparagraph, sentence, or provision, as the case may be.

     29. Survival of Terms. The terms and conditions of this Agreement, to the extent that the same are unfulfilled at the time of the closing of this transaction, including, but not limited to, the provisions of Paragraphs 8, 13, and 15 hereof, shall survive the Closing and the delivery of the contemplated deed(s) from Seller to Purchaser and shall not expire.

     30. Time. If the deadline for performing any act would otherwise fall on a weekend day or a holiday, such deadline shall automatically be extended to the next succeeding business day.

     31. Governing Law. This Agreement shall be interpreted under and governed by the laws of the State of Michigan.

     32. No Third Party Beneficiaries. The provisions of this Agreement are solely for the purpose of defining the interests of the parties, inter se; and no other person (i.e., a party who is not a signatory hereto or a permitted successor to such signatory hereto) shall have any right, power, title, or interest by way of subrogation or otherwise, in and to the rights, powers, titles, and provisions of this Agreement.

     33. Binding Effect. The terms and conditions of this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, representatives, successors, and assigns.

     34. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall be deemed to be one and the same instrument.

     The undersigned have executed this Agreement of Sale and Purchase as of the date first above written.

            U.S. MUTUAL FINANCIAL CORPORATION,
            a Michigan corporation

            By:  /s/ Clifton S. Crockatt
            Clifton S. Crockatt, President

                                    "Seller"



            /s/ Gaetan T. Rizzo
            GAETANO T. RIZZO, not individually, but on behalf of an entity to be designated by him and without any personal liability whatsoever


            /s/ Carlo J. Catenacci
            CARLO J. CATENACCI, not individually, but on behalf of an entity to be designated by him and without any personal liability whatsoever

                           "Purchaser"

                                    EXHIBIT A

                                LEGAL DESCRIPTION


          Situated in the Township of Chesterfield, Macomb County, Michigan, described as follows: A part of the southeast quarter of Section 31, Town 3, North, Range 14 East, Chesterfield Township, Macomb County, Michigan, more particularly described as: Commencing at the east quarter corner of
     Section 31; thence south 87 degrees 57 minutes 44 seconds west 752.30 feet along the east-west quarter corner of Section 31 to the Point of Beginning; thence south 01 degrees 27 minutes 52 seconds east 1241.05 feet; thence north 88 degrees 39 minutes 44 seconds west 93.08 feet; thence south 01 degrees 23 minutes 16 seconds west 252.65 feet; thence north 89 32 minutes 35 seconds west 1465.69 feet; thence 213.13 feet along a non-tangent curve to the left having a radius of 533.00 feet, a central angle of 22 degrees 54 minutes 40 seconds and a chord which bears south 03 degrees 21 minutes 27 seconds east 211.72 feet; thence south 14 degrees 48 minutes 47 seconds east 448.78 feet; thence 104.99 feet along a tangent curve to the right having a radius of 467.00 feet, a central angel of 12 degrees 52 minutes 50 seconds and a chord which bears south 08 degrees 22 minutes 22 seconds east
     104.76 feet; thence south 01 degrees 55 minutes 57 seconds east 345.07 feet to the north line of M-59 (width variable); thence the following 5 courses along the northerly line of M-59: 1) south 88 degrees 04 minutes 03 seconds west 160.00 feet; 2) thence north 46 degrees 55 minutes 58 seconds west
     127.28 feet; 3) thence north 01 degree 55 minutes 57 seconds west 279.57 feet; 4) thence north 14 degrees 48 minutes 47 seconds west 631.95 feet; 5) thence north 08 degrees 05 minutes 53 seconds east 603.00 feet to the easterly line of I-94 (300.00 feet wide); thence north 24 degrees 12 minutes 13 seconds east 1050.82 feet along the easterly line of I-94 to the east-west quarter line of Section 31; thence north 87 degrees 57 minutes 44 seconds east 1288.02 feet along the east-west quarter line of Section 31 to the Point of Beginning. Containing 59.49 acres, more or less.

                                                         [EXHIBIT 10.2]

                  [LETTERHEAD OF DAWDA, MANN, MULCAHY & SADLER]



                                                  March 12, 2003

                          VIA FACSIMILE (248) 542-6153

Mr. Clifton F. Crockatt
CCG Partners
3220 Coolidge
Berkley, Michigan  48072

          Re: Agreement of Sale and Purchase (the "Purchase Agreement") Between U.S. Mutual Financial Corporation, a Michigan Corporation, as Seller, and Gaetano T. Rizzo, and Carlo J. Catenacci, Not Individually, But on Behalf of an Entity to be Designated by Them, as Purchaser.

Dear Mr. Crockatt:

     This letter evidencing the agreement of Seller and Purchase to amend Paragraph 19(b) of the Purchase Agreement by deleting the date "March 17, 2003" and by substituting in lieu thereof the date of "March 25, 2003".

     Please indicate your consent to the foregoing by signing on the next page where indicated and returning by facsimile to me today a copy of this letter as signed by you.

     Thank you in advance for the courtesies extended.

                                               Very truly yours,

                                             AWDA, MANN, MULCAHY & SADLER, PLC

                                              /s/ Wayne S. Segal

                                                 Wayne S. Segal


Enclosures

cc:  Mr. Gaetano T. Rizzo (via facsimile)
     Mr. Carlo J. Catenacci (via facsimile)
     Ms. Loraine Malloy (via facsimile)
     Mr. Richard Ives (via facsimile)
     Ms. Deborah Addy (via facsimile)

ACKNOWLEDGED AND AGREED:

U.S. MUTUAL FINANCIAL CORPORATION,
a Michigan corporation


By:  /s/ Clifton S. Crockatt
      Clifton S. Crockatt, President

                                                               [EXHIBIT 10.3]

                  [LETTERHEAD OF DAWDA, MANN, MULCAHY & SADLER]



                                                  March 25, 2003

                          VIA FACSIMILE (248) 542-6153

Mr. Clifton F. Crockatt
CCG Partners
3220 Coolidge
Berkley, Michigan  48072

          Re: Agreement of Sale and Purchase (as amended, the "Purchase Agreement") Between U.S. Mutual Financial Corporation, a Michigan Corporation, as Seller, and Gaetano T. Rizzo, and Carlo J. Catenacci, Not Individually, But on Behalf of an Entity to be Designated by Them, as Purchaser.

Dear Mr. Crockatt:

     This letter evidencing the agreement of Seller and Purchase to amend Paragraph 19(b) of the Purchase Agreement by deleting the date "March 25, 2003" and by substituting in lieu thereof the date of "March 28, 2003".

     Please indicate your consent to the foregoing by signing on the next page where indicated and returning by facsimile to me today a copy of this letter as signed by you.

         Thank you in advance for the courtesies extended.

                       Very truly yours,

                       DAWDA, MANN, MULCAHY & SADLER, PLC

                       /s/ Wayne S. Segal

                       Wayne S. Segal


Enclosures

cc:      Mr. Gaetano T. Rizzo (via facsimile)
         Mr. Carlo J. Catenacci (via facsimile)
         Ms. Loraine Malloy (via facsimile)
         Mr. Richard Ives (via facsimile)
         Ms. Deborah Addy (via facsimile)

ACKNOWLEDGED AND AGREED:

U.S. MUTUAL FINANCIAL CORPORATION,
a Michigan corporation


By:      /s/ Clifton S. Crockatt
      Clifton S. Crockatt, President

                                                               [EXHIBIT 10.4]

                 [LETTERHEAD OF DAWDA, MANN, MULCAHY & SADLER]



                                                   April 1, 2003

                          VIA FACSIMILE (248) 542-6153

Mr. Clifton F. Crockatt
CCG Partners
3220 Coolidge
Berkley, Michigan  48072

          Re: Agreement of Sale and Purchase (as amended, the "Purchase Agreement") Between U.S. Mutual Financial Corporation, a Michigan Corporation, as Seller, and Gaetano T. Rizzo, and Carlo J. Catenacci, Not Individually, But on Behalf of an Entity to be Designated by Them, as Purchaser.

Dear Mr. Crockatt:

     This letter evidencing the agreement of Seller and Purchase to amend Paragraph 19(b) of the Purchase Agreement by deleting the date "March 25, 2003" and by substituting in lieu thereof the date of "April 1, 2003".

     Please indicate your consent to the foregoing by signing on the next page where indicated and returning by facsimile to me today a copy of this letter as signed by you.

         Thank you in advance for the courtesies extended.

                                            Very truly yours,

                                            DAWDA, MANN, MULCAHY & SADLER, PLC
                                            /s/ Wayne S. Segal

                                            Wayne S. Segal


Enclosures

cc:      Mr. Gaetano T. Rizzo (via facsimile)
         Mr. Carlo J. Catenacci (via facsimile)
         Ms. Loraine Malloy (via facsimile)
         Mr. Richard Ives (via facsimile)
         Ms. Deborah Addy (via facsimile)

ACKNOWLEDGED AND AGREED:

U.S. MUTUAL FINANCIAL CORPORATION,
a Michigan corporation


By:      /s/ Clifton S. Crockatt
      Clifton S. Crockatt, President

                                                  [EXHIBIT 10.5]
                               FOURTH AMENDMENT TO
                         AGREEMENT OF SALE AND PURCHASE


     This Fourth Amendment to Agreement of Sale and Purchase ("Fourth Amendment"), is made and entered into as of the 1st day of April, 2003, by and between U.S. MUTUAL FINANCIAL CORPORATION, a Michigan corporation ("Seller"), and GAETANO T. RIZZO and CARLO J. CATENACCI, not individually but on behalf of an entity to be designated by them ("Purchaser"), and is based upon the following:

     A. Seller and Purchaser have previously entered into a certain Agreement of Sale and Purchase, dated as of February __, 2003 (the "Agreement"), with respect to a certain parcel of land located in the Township of Chesterfield, Macomb County, Michigan as more particularly described in the Agreement.

     B. Seller and Purchaser have amended the Agreement pursuant to a certain letter agreement dated March 12, 2003 (the "First Amendment"), letter agreement dated March 28, 2003 (the "Second Agreement"), and letter agreement dated April 1, 2003 (the "Third Amendment"), and now desire to further amend the Agreement, as more particularly set forth herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged by each of Seller and Purchaser, and further, in consideration of the mutual covenants, promises, and agreements and subject to the terms, provisions, and conditions contained herein, the parties agree as follows:

     1. All capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Agreement.

     2. Paragraph 11(a) of the Agreement is hereby amended by deleting the date "March 31, 2003" and by substituting in lieu thereof the date of "April 30, 2003".

     3. Paragraph 19(b) of the Agreement is hereby amended by deleting the date "April 1, 2003" and by substituting in lieu thereof the date "April 11, 2003".

     Paragraph 19(b) of the Agreement is hereby further amended by deleting the sum of "One Hundred Twenty-Thousand Dollars ($120,000.00)" and by substituting in lieu thereof the sum of "Two Hundred Thousand Dollars ($200,000.00)".

     4. Paragraph 26 of the Agreement is hereby amended by adding a sentence at the end thereof as follows:

     "Gaetano T. Rizzo and Carlo J. Catenacci hereby designate Chesterfield Town Center LLC, a Michigan limited liability company, a newly formed limited liability company in which they have a controlling interest, as the entity that will perform the obligations of Purchaser under this Agreement as of the Closing Date and all rights and obligations of Gaetano T. Rizzo and Carlo J. Catenacci under this Agreement are hereby assigned to said Chesterfield Town Center LLC."

     5. New Paragraph 34 is hereby added to the Agreement as follows:

     34. Delivery of Documents to Seller. If closing of the subject transaction does not occur as herein contemplated through no fault or default of Seller, then Purchaser agrees to deliver to Seller promptly after the termination of this Agreement, for Seller's use, and at no charge to Seller, copies of all surveys and environmental reports in Purchaser's possession with respect to the Property, which shall be delivered to Seller without any representations and warranties whatsoever by Purchaser and which shall be relied upon by Seller at its sole risk.

     6. Except as specifically modified or amended by the First Amendment, the Second Amendment, the Third Amendment and this Fourth Amendment, the Agreement and all of the terms, covenants, conditions, and provisions thereof, are hereby ratified and confirmed in their entirety and shall remain in full force and effect. This Fourth Amendment constitutes the entire and complete agreement of the parties with respect to its subject matter.

     7. This Fourth Amendment shall be binding upon and shall inure to the benefit of the parties hereby and their respective heirs, representatives, successors, and assigns.

     8. This Fourth Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall be deemed to be one and the same instrument. A facsimile signature shall be effective as an original signature.

     The undersigned have executed this Fourth Amendment to Agreement of Sale and Purchase as of the date first above written. The execution of this Fourth Amendment by Chesterfield Town Center LLC constitutes the agreement of such party to accept such assignment and to be bound by and perform all obligations of Purchaser under the Agreement, as amended.



                         [SIGNATURES ON FOLLOWING PAGE]

SELLER:
U.S. MUTUAL FINANCIAL CORPORATION,
a Michigan corporation
By: /s/Clifton S. Crockatt
Its:  President

      PURCHASER:


      /s/ Gaetano T. Rizzo
      GAETANO T.  RIZZO,  not  individually,  but on behalf of
      Chesterfield   Town  Center  LLC,  a  Michigan   limited
B     liability  company,  and without any personal  liability
      whatsoever



      /s/ Carlo J. Catenacci
      CARLO J. CATENACCI,  not individually,  but on behalf of
      Chesterfield   Town  Center  LLC,  a  Michigan   limited
      liability  company,  and without any personal  liability
      whatsoever

      CHESTERFIELD TOWN CENTER LLC,
      a Michigan  limited  liability  company,  as assignee of
      Purchaser
      By:  /s/ Gaetano T. Rizzo
      Gaetano T. Rizzo
      By:  /s/ Carlo J. Catenacci
      Carlo J. Catenacci







                       [SIGNATURE PAGE TO FOURTH AMENDMENT
                       TO AGREEMENT OR PURCHASE AND SALE]

                                                                [EXHIBIT 10.6]


                             PARTICIPATION AGREEMENT


     THIS AGREEMENT is made as of the 30th day of April, 2003, by and between KEYBANK NATIONAL ASSOCIATION ("Principal") and U.S. MUTUAL FINANCIAL CORPORATION ("Participant").

     WHEREAS, Principal has made a loan (the "Loan") to CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company (the "Borrower"), which Loan is evidenced by the Borrower's note dated April 30, 2003, in the principal amount of $1,700,000.00 (the "Note"), and secured by a mortgage dated April 30, 2003, from Borrower to Principal covering certain real property located (the "Property") in Chesterfield Township, Macomb County, Michigan (the "Mortgage"), which together with the Note and all other documents evidencing and securing the Loan including those documents set forth on Exhibit A attached hereto are hereinafter referred to collectively as the "Loan Documents";

     WHEREAS, Participant desires to purchase an interest in the Loan from Principal, and Principal has agreed to sell an interest therein to Participant.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Sale of Participation Interest. Subject to the terms and conditions of this Agreement, Principal hereby sells and agrees to sell, and Participant hereby purchases and agrees to purchase, an undivided participating interest in the Loan and all security, guaranties and collateral securing or supporting repayment of the Loan (singly and collectively, the "Collateral"), including but not limited to the Loan Documents, in the principal amount of $450,500.00 (26.5%).

     Without limiting the meaning of Collateral, Principal and Participant agree that all deposits or other property of the Borrower or any Guarantor which are or will be held by Principal shall be deemed to be Collateral hereunder. Without limiting the meaning of Collateral, the Loan will be guaranteed pro rata by Gaetano T. Rizzo, Carlo J. Catenacci and Joseph E. Catenacci ("Guarantors").

     Principal shall promptly furnish Participant with copies of all documentation pertaining to the Loan and the Collateral. In addition, to the extent that the documents received by Participant were (are) not executed, recorded and/or filed, as appropriate, Principal shall promptly furnish Participant with executed, recorded and/or filed copies of the documents upon receipt by Principal.

     2. Disbursement of Loan Proceeds. The proceeds of the Loan shall be disbursed to Borrower in the manner set forth in the Loan Agreement. Prior to any disbursement of the proceeds of the Loan, the conditions specified in the Loan Documents shall have been satisfied, except for such conditions as are waived by Principal with the prior written consent of Participant. Participant shall purchase for cash (in immediately available funds by bank-wire transfer or Federal funds or other means mutually satisfactory to Principal and Participant) on the day of such demand, Participant's share of the Loan. Principal's demand with respect thereto shall constitute Principal's representation to Participant that to the best of Principal's knowledge, the conditions for the Loan as contained in the Loan Documents shall have been fulfilled. Upon receipt of Participant's share of the Loan, Principal shall: (i) execute and deliver to Participant a participation certificate substantially in the form of Exhibit B, with appropriate insertions, evidencing Participant's share, and (ii) deliver to Participant copies of all instruments and documents executed and delivered by Principal and Borrower in connection therewith.

     3. Loan Documents; Records. Principal shall hold all Loan Documents delivered in connection with the Loan for the benefit of itself and Participant in accordance with their respective proportionate shares. Principal shall at all times keep proper books of accounts and records at its principal office reflecting Participant's proportionate share in the Loan, which records shall be accessible for inspection by Participant and the examining regulatory authority at all reasonable times, during business hours and upon reasonable notice to Principal.

     4. Defaults. Principal agrees to give Participant notice of the occurrence of any of the following, within five (5) business days after Principal has received notice thereof:

          (i)  any default under the Loan Documents;

          (ii) any event which has a material adverse effect on the value of any of the Collateral; or

          (iii)any event which has a material adverse effect on Borrower's or any Guarantor's ability to repay the Loan in accordance with the provisions of the Loan Documents.

Participant agrees to give Principal notice of the occurrence of any of the foregoing which Participant acquires or receives from any source other than Principal within five (5) business days of acquisition or receipt thereof. Prior to the default of the Borrower, Principal shall decide upon the exercise or non-exercise of any and all rights, actions or proceedings in connection with the Loan. Any legal action shall be taken in the name of Principal only.

     5. Fees. Anything to the contrary contained herein notwithstanding, Participant hereby acknowledges that Principal shall service the Loan in accordance with the terms hereof for a monthly fee in the amount of $100.00, to be collected monthly from interest payments received by the Principal. Such sums shall reduce the interest payments received by Participant

     6. Payments to Participants. Principal shall collect, when due, all payments of principal and interest on the Loan, together with any other amounts due on or payable in connection with the Loan Documents, including, but not limited to, any and all loan fees, prepayment fees or premiums, default penalties, late charges and breakage costs, and promptly upon receipt thereof shall pay over to Participant its proportionate share of such payments as well as any monies received by Principal upon the satisfaction of the Loan or a sale or other disposition of any item of Collateral therefor (the "Property"), whether in a foreclosure proceeding or otherwise; any amount received from any Guarantor or other person liable on the Loan, and any amount received by setoff or otherwise, and whether payment is voluntary or involuntary; provided, however, that Principal shall not be required to pay over to Participant any portion of tax escrows, insurance proceeds or condemnation awards or other monies which are to be held or applied to restoration or otherwise used and applied by Principal pursuant to the terms of the Loan Documents or under applicable law to the extent such sums are not applied against principal, interest or any other amounts due or payable in connection with the Loan Documents (it being understood that Principal shall hold all such monies solely for the purposes of the Loan and for no other purpose). Losses shall be borne by Principal and Participant according to their respective participation interests herein. Upon request (but not more frequently than quarterly), Participant shall have the right to an accounting for all monies or other property so received by Principal. Each such disbursal to Participant shall be conditioned upon the validity and permanency of Principal's claim to the corresponding payment so that if any such payment should be recovered from Principal or denied to Principal by any trustee in bankruptcy or otherwise, Participant shall, upon notice thereof from Principal, refund the corresponding disbursal to Principal to the extent the corresponding payment shall have been recovered from or denied to Principal, but without interest (unless Principal is required to pay interest on the amount so recovered), and all entries pertaining thereto shall be reversed.

     Participant shall apply each principal payment received from Principal pursuant to this Participation Agreement to the appropriate participation certificate or certificates held by Participant. Upon payment in full of any participation certificate as aforesaid, Participant shall forthwith return the same to Principal.

     7. Releases; Waivers. Subject to the provisions of Section 8 below, without the prior written consent of Participant (and even if otherwise provided for by the terms of any of the Loan Documents), Principal shall not: (a) make or consent to any release of Borrower or any Guarantor from any liability, (b) waive any claim or rights against Borrower under the Loan Documents or against any Guarantor, standby creditor or obligor of the liabilities thereunder, (c) extend the maturity of the Loan, (d) change the amount of any payment of principal, interest, fees or other amounts due under the Loan Documents, or extend the payment dates for such principal, interest, fees or other amounts , or change the rate of interest, (e) change the method of computing interest on the Note, (f) change the schedule for payment of the Loan, (g) advance additional funds other than to protection of Collateral, (h) institute any judicial action or foreclosure proceedings against Borrower or any Guarantor of the liabilities thereunder, or accept a deed in lieu of foreclosure, or sell or dispose of any Collateral; (i) make or consent to any release, substitutions or exchange of any of the Collateral, (j) consent to the sale, transfer, pledge or assignment of any of the Collateral or of any security interest in said Collateral by Borrower, or (k) consent to an assignment of the Loan or any of the Loan Documents by Borrower or any Guarantor. Principal shall promptly furnish Participant with a copy of each amendment, renewal, extension, release, substitution or waiver which is given to and/or executed by the Borrower.

     8. Modification; Enforcement. Notwithstanding any of the foregoing terms and conditions of this Agreement, in the event of default by Borrower under the terms of the Loan Documents, if Principal and Participant cannot agree, within five (5) business days after such default, on a course of action or non-action proposed by any of them, whether on one or more occasions, with respect to the enforcement of any right, claim or obligation against Borrower or any Guarantor, including, without limitation: (i) filing suit, (ii) joining in a petition for bankruptcy, (iii) entering into a "work-out" agreement, agreement among creditors, or any combination thereof, or other similar agreement, (iv) foreclosing or acquiring, servicing or disposing of collateral, or (v) selling or leasing property acquired by foreclosure or other means, then the decision of the party(ies) holding a majority interest of the Loan shall be binding upon the other party(ies); in all other cases, the Principal shall decide upon a course of action or non-action exercising reasonable judgment, and shall be liable to Participant only in the event of gross negligence or willful misconduct.

     Notwithstanding anything contained herein to the contrary, upon the occurrence of any Emergency Event, as that term is defined herein, Principal shall be authorized to take such action as Principal shall in good faith deem to be necessary to prevent irreparable permanent harm to Principal and Participant in connection with the Loan, and shall immediately notify Participant of such action. The power granted to Principal herein upon the occurrence of an Emergency Event shall extend only to measures immediately necessary to prevent such harm, and any further action taken in addition to such emergency response must be approved by Participant as provided herein. For purposes of this paragraph, an Emergency Event shall mean any situation which would cause irreparable permanent damage to Principal and Participant in connection with the Loan if not acted upon by Principal immediately. Principal shall be protected in relying on a written opinion of counsel addressed to both Principal and Participant that an Emergency Event exists.

     9. Reimbursement. Participant shall, upon request, promptly advance to or reimburse Principal for Participant's proportionate share of any reasonable expenses and liabilities, including attorney fees, incurred by Principal in enforcing the Loan Documents, or for which Principal may be or become responsible for under the Loan Documents or in connection with the making or collecting of the Loan or any part thereof to the extent not promptly collected from Borrower, any Guarantor, any Collateral or otherwise promptly recovered ("Loan Expenses"). To the extent that Principal recovers any such costs, expenses and disbursements for which Participant has previously reimbursed Principal, Principal shall promptly, upon such recovery, refund to Participant its pro rata share of such recovery. In the event of the acquisition of title to any Property, this Agreement shall continue in full force and effect and (a) Participant shall be deemed to have an undivided interest in such Property equal to Participant's proportionate share, (b) Participant shall pay Participant's proportionate share of liabilities and expenses for maintenance and taxes, and of building costs, and any and all other expenses necessary in connection with the holding, completion, management and/or sale or other disposition of such Property, and (c) all material decisions in respect to the holding, completion, management and/or sale or other disposition of such Property shall be made in a manner set forth in Paragraph 8 hereof. If Participant shall fail to so advance or reimburse Principal for Participant's proportionate share of any Loan
Expenses, Principal shall repay Principal for such Loan Expenses from funds otherwise payable to Participant on account of Participant's proportionate share of the Loan.

     10. Sale or Assignment by Participant Prohibited. Participant shall not sell, assign or otherwise dispose of all or any part of its share of the Loan without the prior written approval of the Principal, which approval will not be unreasonably withheld or delayed. It is understood that any transfer by Participant to affiliates which are wholly-owned subsidiaries of the Participant or the parent companies of Participant are unlimited.

     11. Participant's Credit Decision. Participant has received from Principal copies of financial information regarding the Guarantors, which Participant has returned to Principal without retaining any copies thereof. Participant is otherwise familiar with the Property and is not relying on any representation of Principal other than as set forth in this Agreement with respect to Participant's decision to purchase its interest in the Loan hereunder.

     Except as otherwise set forth herein, Principal makes no express or implied warranty of any kind in respect of the Loan Documents or any related writing or in respect of Borrower or any person or entity dealing with Principal in respect of the foregoing, and Principal assumes no responsibility for any liability or obligation of Borrower or of any other person or entity in respect of the foregoing. Without limiting the generality of the foregoing, Principal shall have no responsibility for (a) the solvency or financial condition of Borrower or of any other person or entity, (b) any representation, warranty, certification or statement made by Borrower or any other person or entity in the Loan Documents or in any related writing or elsewhere, (c) the genuineness, validity, sufficiency or enforceability of the Loan Documents or of any related writing or elsewhere, (c) the genuineness, validity, sufficiency or enforceability of the Loan Documents or of any related writing, or (d) the performance or observance by Borrower or any other person or entity of any agreement or other obligation under the Loan Documents or any related writing or otherwise. No action (including but not limited to the review of the affairs of the Borrower) or inaction by Principal shall be deemed to constitute any representation or warranty on Principal's part.

     All losses, including but not limited to those resulting from the foregoing matters, shall be borne by the parties in proportion to their respective proportionate shares in the Loan. In discharging its responsibilities under this Agreement, Principal shall exercise the same reasonable judgment as it would exercise in the performance of its own business affairs. Notwithstanding the foregoing, Principal shall only be liable for losses caused by the gross negligence or willful misconduct of Principal or its agents.

     Participant acknowledges receipt of a copy of all of the documents set forth in Exhibit A which is attached hereto and approves all of the terms, provisions, premises and agreements contained therein.

     12. Limitation on Principal's Liability. Although Principal shall endeavor to provide Participant with complete and current credit information pertaining to Borrower on an ongoing basis, no liability shall be incurred by Principal as a result of Principal's failing to furnish such information and Principal shall be under no duty or obligation to keep Participant informed or to furnish Participant copies of any other writings from time to time received by Principal from Borrower, except as otherwise provided herein. By signing this Participation Agreement, Participant acknowledges that Participant has and will continue to take such action and make such investigation as Participant deems necessary to inform Participant and to keep Participant informed as to Borrower and its affairs (including but not limited to Borrower's financial condition and other matters pertaining to Borrower's credit standing from time to time) and that Principal shall have no responsibility to Participant for any errors or omissions in any information that Principal furnishes to Participant pertaining to Borrower. Principal shall endeavor to use the same care in respect of the Loan Documents and the related writings as if each loan made pursuant to the Loan Documents were for Principal's own account solely, and Participant shall be satisfied with such degree of care on the Principal's part as results from Principal's attending to its own interest in the situation. Principal's only responsibilities shall be to apply all payments received by Principal in respect of the Loan Documents and the Note as provided in this Participation Agreement and to endeavor to provide Participant with complete and current credit information pertaining to Borrower on an ongoing basis and not to act in bad faith. Notwithstanding the foregoing, Principal agrees to furnish to Participant, promptly after Principal's receipt, all financial statements, reports and other documents and information required to be furnished to Principal by Borrower or any Guarantor.

     13. Recoveries. If Participant should obtain any advantage (as hereinafter defined) whatever over Principal or any other participant, whether the advantage be obtained voluntarily or involuntarily or by set-off or otherwise, then, upon Principal's written demand, Participant will forthwith nullify each such advantage by purchasing from Principal, at par and for cash, an additional participation in the Loan and Note, the additional participation to be in such principal amount as will result in Participant again having a participation in the Loan and Note, equal to the percentage specified in this Participation Agreement. On the other hand, should any such advantage thereafter be recovered in whole or in part from Participant, the related purchase of an additional participation shall be rescinded and the purchase price restored to Participant to the extent of the recovery, but without interest (unless Participant is required to pay interest on the amounts so recovered). As used herein "advantage" means any payment (whether made voluntarily or involuntarily, by offset of any deposit or other indebtedness or otherwise) that is received by Participant from any source other than Principal and applied by Participant to Participant's participation hereunder.

     14. Principal's Representations. Principal represents and warrants to Participant that (a) Principal has full power and authority to enter into and perform this Participation Agreement and (b) immediately upon the closing of the Loan, Principal will remain in possession of the original Loan Documents. Participant represents and warrants to Principal that it has the full power and authority to enter into and perform this Participation Agreement. Nothing contained in this Participation Agreement shall be deemed to prohibit Principal or Participant from entering into any other credit arrangements with Borrower.

     15. Loan Not a Security. The interest in the Loan sold by Principal to Participant hereunder shall not be deemed to be securities within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934 or applicable laws of the State of Michigan. It is the intent and purpose of the parties hereto that this Agreement represent a sale by Principal to Participant of an undivided participation in the Loan and the Loan Documents and the rights, benefits and obligations arising therefrom.

Anything in this Participation Agreement (express or implied) to the contrary notwithstanding, this Participation Agreement shall not be deemed to represent a loan from Participant to Principal.

     16. Principal's Right to Repurchase Participating Interest. Principal shall have the right (but not the duty) to purchase a Participant's participation in the Loan at any time for cash. The repurchase price shall equal the sum paid by Participant for its Participating Interest (less any principal payments previously made to Participant), plus all accrued but unpaid interest in respect of such participant interest computed to the date of repurchase plus all other amounts due Participant in respect of its participating interest, including without limit prepayment fees, commitment fees, default penalties, late charges and breakage costs, computed to the repurchase date less any unreimbursed Loan Expenses. The repurchase price shall be paid at the time of repurchase in immediately available funds; provided, however, no such purchase shall be made if such purchase would violate Sections 23A or 23B or any comparable provision of the Federal Reserve Act, as the same may be amended from time to time. Should Principal do so, Participant shall forthwith appropriately endorse each participation certificate outstanding hereunder and return it, so endorsed to Principal.

     17. Successors and Assigns; Assignments by Participant. This Agreement will be binding upon and insure for the benefit of Principal and Participant and their respective successors and permitted assigns. Neither Participant nor Principal shall sell, assign, transfer or grant a participation or subparticipation in all or any part of or its participation in the Loan without the prior written consent of all other parties hereto, except as permitted under
Section 10 herein.

     18. Confidentiality. Participant agrees not to disclose to any third party any non-public information received from Principal pursuant to this Agreement with respect to the Borrower, any Guarantor, or any other obligor under any of the Loan Documents, except to the extent required by legal process, any applicable regulatory or administrative body or any representative thereof or as otherwise required by any applicable law. Participant agrees to be bound by any confidentiality provisions contained in any of the Loan Documents as if Participant was the lender under the Loan Documents. Participant agrees not to use any non-public information in a manner prohibited by any law, including, without limitation, the securities laws of the United States. The foregoing terms and the terms of any confidentiality agreement executed by Participant and Principal shall survive the execution of this Agreement and payment of the Loan.

     19. Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understanding between the parties hereto relating to the subject matter hereof. Notwithstanding the foregoing, this Agreement shall not apply to any participation by Principal to Participant that is not evidenced by a participation certificate.

     20. Relationship of Parties. The relationship between Principal and Participant shall be that of a seller and purchaser. Principal shall not be deemed to be a trustee for Participant or to have any fiduciary obligations to Participant. This Agreement shall not be construed to create a partnership or joint venture between the parties hereto. The obligations of the Participants hereunder shall be several, and not joint, in all respects.

     21. Termination; Amendments. Except as otherwise provided herein, this Agreement shall continue in full force and effect until the Loan and the participations have been paid in full. In the event that any losses, liabilities, costs or expenses are incurred by Principal after the termination of this Agreement in connection with the Loan, this Agreement shall be deemed to be reinstated with respect to such losses, liabilities, costs or expenses. This Agreement may not be amended, modified, waived or changed except in writing signed by all parties hereto.

     22. Notices. All notices and other communications under this Agreement shall be in writing and shall be (a) personally delivered, (b) delivered by courier, (c) transmitted by facsimile, (d) transmitted electronically or (e) transmitted by postage prepaid registered mail. In each case, such notices and other communications shall be sent to the other party hereto at its address, facsimile number or email address set forth below or at such other address, facsimile number or email address as may hereafter be designated in writing by such party or in effect at the time notice is given. All such notices or communications shall be deemed to have been given on (a) the date received if delivered personally or by courier, (b) the date of transmission if transmitted by facsimile or email and if confirmation of receipt is received back by facsimile or email, or (c) three business days after the date of posting if transmitted by mail.

         Principal:        KeyBank National Association
                           100 S. Main Street
                           Ann Arbor, Michigan 48104
                           Fax No. (734) 741-6753
                           Attn:  David F. Baker, Senior Vice President
                           Email: david_f_baker@keybank.com

         Participant:      U.S. Mutual Financial Corporation
                           c/o CCG Partners
                           3220 Coolidge
                           Berkley, Michigan 48072
                           Fax No. (248) 542-6153
                           Attn:  Clifton S. Crockatt, President
                           Email: ccrockatt@earthlink.net

     23. Governing Law. This Participation Agreement shall be interpreted, construed and enforced in accordance with the laws of the State of Michigan. This Participation Agreement shall be subject to all applicable laws and official orders, rules and regulations, and, in the event any provision of this Participation Agreement is, or the transactions contemplated hereby are, found to be inconsistent with or contrary to any such laws or official orders, rules, or regulations, the latter shall be deemed to control, and this Participation Agreement shall be regarded as modified accordingly, and, as so modified, shall continue in full force and effect.

     24. Counterparts. This Participation Agreement may be executed in two or more counterparts, each of which, when taken together, shall constitute a single agreement.

     25. No Third Party Beneficiary. No person or entity shall be entitled to claim any beneficiary status as to any right or obligation hereunder, other than the parties hereto or their successors and permitted assigns.

     26. Other Participations. Principal represents that it has not sold any other participation in the Loan, except to the Participant.

                         [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, Principal and Participant have caused this Agreement to be duly executed as of the day and year first above written.

PRINCIPAL:                                                PARTICIPANT:

KEYBANK NATIONAL ASSOCIATION                U.S. MUTUAL FINANCIAL CORPORATION


By:  /s/ David F. Baker                    By:  /s/ Clifton S. Crockatt
         David F. Baker                         Clifton S. Crockatt
Its:     Senior Vice President                   Its:  President






                   [SIGNATURE PAGE TO PARTICIPATION AGREEMENT]

                                                     EXHIBIT A

                                                  LOAN DOCUMENTS


     1. Promissory Note dated April 30, 2003, in the original principal amount of $1,700,000.00 executed by Borrower and payable to the order of Principal.

     2. Real Estate Mortgage dated April 30, 2003, executed by Borrower in favor of Principal pertaining to premises located in Chesterfield Township, Macomb County, Michigan (the "Mortgaged Premises").

     3. Payment Guaranty dated April 30, 2003, executed by Gaetano T. Rizzo, individually and as trustee of the Gaetano T. Rizzo Living Trust Under Agreement Dated August 30, 1983, as amended ("Guarantor"), in favor of Principal.

     4. Payment Guaranty dated April 30, 2003, executed by Carlo J. Catenacci, individually and as trustee of the Carlo John Catenacci Revocable Trust u/a/d February 20, 1978, as amended by amendments dated January 1, 1997, September 3, 1997, December 22, 1999 and December 23, 1999 ("Guarantor"), in favor of Principal.

     5. Payment Guaranty dated April 30, 2003, executed by Joseph E. Catenacci, individually and as trustee of the Joseph E. Catenacci Revocable Trust u/a/d February 13, 1978, as amended by amendments dated January 1, 1997 and September 3, 1997 ("Guarantor"), in favor of Principal.

                                                 EXHIBIT B


                                           KeyBank National Association

                                                   June 18, 2003

To:      U.S. Mutual Financial Corporation
         c/o CCG Partners
         3220 Coolidge
         Berkley, Michigan 48072
         Attn:  Clifton S. Crockatt, President

         Subject: Participation in $1,700,000.00 loan (the "Loan") to Chesterfield Town Center LLC ("Borrower")

Dear Mr. Crockatt:

     Pursuant to the Loan with Borrower evidenced by Borrower's Promissory Note dated as of April 30, 2003, we granted Borrower a Loan in the principal sum of One Million Seven Hundred Thousand and 00/100 Dollars ($1,700,000.00).

     Pursuant to our Participation Agreement with you, we acknowledge receipt of Four Hundred Fifty Thousand Five Hundred and 00/100 Dollars ($450,500.00) from you in respect of your participation in the Loan and we issue you this participation certificate to evidence that participation subject to the provisions of the Participation Agreement.


                                     KEYBANK NATIONAL ASSOCIATION


                        By: /s/ David F. Baker
                          Its:     Senior Vice President

                                                              [EXHIBIT 10.7]


                                 PROMISSORY NOTE


U.S. $1,700,000.00                                 As of April 30, 2003


     FOR VALUE RECEIVED, CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company, having an address at 45000 River Ridge Drive, Suite 200, Clinton Township, Michigan 48038 ("Borrower"), hereby promises to pay to the order of KEYBANK NATIONAL ASSOCIATION, a national banking association ("Lender"), having an address at 100 South Main Street, Ann Arbor, Michigan
48104, the principal sum of One Million Seven Hundred Thousand and 00/100 Dollars ($1,700,000.00), and interest from the date hereof on the balance of principal from time to time outstanding, in United States currency, at the rates and at the times hereinafter described.

     This Note is secured by that certain Real Estate Mortgage of even date herewith (the "Mortgage") made by Borrower in favor of Lender. Capitalized terms used and not otherwise defined herein shall have the meanings given to them in the Mortgage.

     1. Interest and Payments.

     (a) Interest. The principal amount hereof outstanding from time to time shall bear interest until paid in full at the Adjusted Prime Rate.

     (b) Interest Payments. Interest only shall be payable in arrears on the same day of each calendar month after the date hereof up to and including the Maturity Date in the amount of all interest accrued during the immediately preceding calendar month.

     (c) Principal Payments. In the event Borrower has not obtained PUD Approval
(i) by April 30, 2004, Borrower shall make a principal payment on this Note in the amount of $250,000.00, and (ii) by October 30, 2004, Borrower shall make an additional principal payment on this Note in the amount of $250,000.00.

     (d) Prepayments. Borrower shall have the right to make prepayments of this Note, in whole or in part, without prepayment penalty. No prepayment of all or part of this Note shall be permitted unless same is made together with the payment of all interest accrued on this Note through the date of prepayment.

     (e) Maturity Date. The indebtedness evidenced hereby shall mature on the earlier to occur of: (i) sixty (60) days after Borrower obtains PUD Approval, or
(ii) April 30, 2005 (the "Maturity Date"). On the Maturity Date, the entire outstanding principal balance hereof, together with accrued and unpaid interest and all other sums evidenced by this Note, shall, if not sooner paid, become due and payable.

     (f) Default Rate; Late Payments. In the event (i) the principal balance hereof is not paid when due whether by acceleration or upon the Maturity Date or
(ii) an Event of Default exists, then the principal balance hereof shall bear interest at the Default Rate. In addition, for any installment (exclusive of the payment due upon the Maturity Date) which is not paid on the due date thereof a late charge equal to the greater of (a) four percent (4%) of the amount of such installment or (b) $25.00 shall be due and payable to the holder of this Note on demand to cover the extra expense involved in handling delinquent payments.

     (g) Other Provisions. All payments on account of the indebtedness evidenced by this Note shall be made to Lender not later than 11:00 a.m. Cleveland, Ohio time on the day when due in lawful money of the United States and shall be first applied to late charges, costs of collection or enforcement and other similar amounts due, if any, under this Note and the Mortgage, then to interest due and payable hereunder and the remainder to principal due and payable hereunder. Interest at the Adjusted Prime Rate (or Default Rate) shall be calculated for the actual number of days elapsed on the basis of a 360-day year, including the first date of the applicable period to, but not including, the date of repayment.

     2. Representations and Warranties. Borrower represents and warrants to Lender as follows:

     (a) Borrower has good and marketable fee simple title to the Premises.

     (b) Except as previously disclosed to Lender in writing, no litigation or proceedings are pending, or to the best of Borrower's knowledge threatened, against Borrower or any Guarantor, which could, if adversely determined, cause a Material Adverse Change with respect to Borrower, any Guarantor or the Mortgaged Property.

     (c) Borrower is a duly organized and validly existing Michigan limited liability company and has full power and authority to execute, deliver and perform all Loan Documents to which Borrower is a party, and such execution, delivery and performance have been duly authorized by all requisite action on the part of Borrower.

     (d) No consent, approval or authorization of or declaration, registration or filing with any Governmental Authority or nongovernmental person or entity, including any creditor, partner, or member of Borrower or any Guarantor, is required in connection with the execution, delivery and performance of this Note or any of the Loan Documents other than the recordation of the Mortgage and the filing of UCC-1 Financing Statements, except for such consents, approvals or authorizations of or declarations or filings with any Governmental Authority or non-governmental person or entity where the failure to so obtain would not have an adverse effect on Borrower or such Guarantor or which have been obtained as of any date on which this representation is made or remade.

     (e) The execution, delivery and payment of this Note and the granting of the Mortgage and other security interests under the other Loan Documents have not constituted and will not constitute, upon the giving of notice or lapse of time or both, a breach or default under any other agreement to which Borrower or Guarantor is a party or may be bound or affected, or a violation of any law or court order which may affect the Premises, any part thereof, any interest therein, or the use thereof.

     (f) There is no default under this Note or any other Loan Documents, nor any condition which, after notice or the passage of time or both, would constitute a default or an Event of Default under said documents.

     (g) (i) No condemnation of any portion of the Premises, (ii) no condemnation or relocation of any roadways abutting the Premises, and (iii) no proceeding to deny access to the Premises from any point or planned point of access to the Premises, has commenced or, to the best of Borrower's knowledge, is contemplated by any Governmental Authority, except with respect to Selfridge Air Force Base.

     (h) No brokerage fees or commissions are payable by or to any person in connection with this Note.

     (i) All financial statements and other information previously furnished by Borrower or any Guarantor to Lender in connection with this Note are true, complete and correct and fairly present the financial conditions of the subjects thereof as of the respective dates thereof and do not fail to state any material fact necessary to make such statements or information not misleading, and no Material Adverse Change with respect to Borrower or any Guarantor has occurred since the respective dates of such statements and information. Neither Borrower nor any Guarantor has any material liability, contingent or otherwise, not disclosed in such financial statements.

     (j) The Premises is taxed separately without regard to any other property and for all purposes the Premises may be mortgaged, conveyed and otherwise dealt with as an independent parcel.

     (k) Borrower and its agents have not entered into any leases, subleases or other arrangements for occupancy of any of the Premises.

     (l) The Loan is not being made for the purpose of purchasing or carrying "margin stock" within the meaning of Regulation G, T, U or X issued by the Board of Governors of the Federal Reserve System, and Borrower agrees to execute all instruments necessary to comply with all the requirements of Regulation U of the Federal Reserve
System.

     (m) Borrower is not a party in interest to any plan defined or regulated under ERISA, and the assets of Borrower are not "plan assets" of any employee benefit plan covered by ERISA or Section 4975 of the Internal Revenue Code.

     (n) Borrower is not a "foreign person" within the meaning of Section 1445 or 7701 of the Internal Revenue Code.

     (o) Borrower uses no trade name other than its actual name set forth herein. The principal place of business of Borrower is: 45000 River Ridge Drive, Suite 200, Clinton Township, Michigan 48038.

     (p) Borrower's place of formation or organization is the State of Michigan.

     (q) All statements set forth in the Recitals are true and correct.

     (r) Neither Borrower nor any Guarantor is (or will be) a person with whom Lender is restricted from doing business under regulations of the Office of Foreign Asset Control ("OFAC") of the Department of the Treasury of the United States of America (including, those Persons named on OFAC's Specially Designated and Blocked Persons list) or under any statute, executive order (including, the September 24, 2001 Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism), or other governmental action and is not and shall not engage in any dealings or transactions or otherwise be associated with such persons. In addition, Borrower hereby agrees to provide to the Lender with any additional information that the Lender deems necessary from time to time in order to ensure compliance with all applicable Laws concerning money laundering and similar activities.

     (s) Borrower has cash equity applied to the cost of acquisition of the Premises of not less than One Million Three Hundred Thousand and 00/100 Dollars ($1,300,000.00).

     3. Covenants. Borrower covenants and agrees as follows:

     (a) Financial Information. Borrower shall deliver or cause the following to be delivered to Lender: (a) Federal tax returns for Borrower within sixty (60) days of filing; and (b) for each Guarantor, Federal tax returns with K-1's within sixty (60) days of filing and annual personal financial statements by June 1 of each year for the preceding calendar year. Each financial statement shall be certified as true, complete and correct by its preparer.

     (b) Compliance With Laws. Borrower shall comply with all applicable requirements (including applicable Laws) of any Governmental Authority having jurisdiction over Borrower or the Premises.

     (c) Organizational Documents. Borrower shall not, without the prior written consent of Lender, permit or suffer (i) a material amendment or modification of its organizational documents, (ii) the admission of any new member, partner or shareholder (if thereafter the Guarantors directly or indirectly collectively own less than a controlling interest in Borrower), or (iii) any dissolution or termination of its existence.

     (d) Furnishing Reports. Upon Lender's reasonable request, Borrower shall provide Lender with copies of all inspections, reports, test results and other information received by Borrower which in any way relate to the Premises or any part thereof.

     (e) Furnishing Notices. Borrower shall provide Lender with copies of all material notices pertaining to the Premises received by Borrower from any Governmental Authority or insurance company within seven (7) days after such notice is received.

     (f) PUD Approval. Borrower shall promptly make application for and exercise its good faith best efforts to obtain PUD Approval and provide Lender, upon Lender's request, with documents and information relating to the status of such application.

4.       Assignments and Participations.

     (a) Lender may from time to time sell this Note and the Loan Documents (or any interest therein) and may grant participations in the Loan. Borrower agrees to cooperate with Lender's efforts to do any of the foregoing and to execute all documents reasonably required by Lender in connection therewith which do not materially adversely affect Borrower's rights under the Loan Documents.

     (b) Borrower shall not assign or attempt to assign its rights under this Note or the Loan Documents and any purported assignment shall be void. Without the prior written consent of Lender, in Lender's sole discretion, Borrower shall not suffer or permit any Transfer.

     (c) Subject to the foregoing restrictions on transfer and assignment in this Section 4, this Note shall inure to the benefit of and shall be binding on the parties hereto and their respective successors and permitted assigns.

     5. Events of Default. The occurrence of any one or more of the following shall constitute an "Event of Default" as said term is used herein:

     (a) Failure of  Borrower  (i)(A)to  make any  principal  payment  when due,
(B) to pay any interest within five (5) days after the date when due or (C)to observe or perform any of the other covenants or conditions by Borrower to be performed under the terms of this Note or any other Loan Document concerning the payment of money, for a period of ten (10) days after written notice from Lender that the same is due and payable; or (ii)for a period of thirty (30) days after written notice from Lender, to observe or perform any non-monetary covenant or condition contained in this Note or any other Loan Document; provided that if any such failure concerning a non-monetary covenant or condition is susceptible to cure and cannot reasonably be cured within said thirty (30) day period, then Borrower shall have an additional sixty (60) day period to cure such failure and no Event of Default shall be deemed to exist hereunder so long as Borrower commences such cure within the initial thirty (30) day period and diligently and in good faith pursues such cure to completion within such resulting ninety (90) day period from the date of Lender's notice; and provided further that if a different notice or grace period is specified under any other subsection of this Section5 with respect to a particular breach, or if another subsection of this Section 5 applies to a particular breach and does not expressly provide for a notice or grace period the specific provision shall control.

     (b) Any Transfer or other disposition in violation of Section 4(b).

     (c) If any warranty, representation, statement, report or certificate made now or hereafter by Borrower or any Guarantor is untrue or incorrect at the time made or delivered, provided that if such breach is reasonably susceptible of cure, then no Event of Default shall exist so long as Borrower cures said breach
(i) within the notice and cure period provided in (a)(i) above for a breach that can be cured by the payment of money or (ii) within the notice and cure period provided in (a)(ii) above for any other breach.

     (d) Borrower or any Guarantor shall commence a voluntary case concerning Borrower or such Guarantor under the Bankruptcy Code; or an involuntary proceeding is commenced against Borrower or any Guarantor under the Bankruptcy Code and relief is ordered against Borrower or such Guarantor, or the petition is controverted but not dismissed or stayed within sixty (60) days after the commencement of the case, or a custodian (as defined in the Bankruptcy Code) is appointed for or takes charge of all or substantially all of the property of Borrower or any Guarantor; or the Borrower or any Guarantor commences any other proceedings under any reorganization, arrangement, readjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar Law of any jurisdiction whether now or hereafter in effect relating to the Borrower or any Guarantor; or there is commenced against Borrower or any Guarantor any such proceeding which remains undismissed or unstayed for a period of sixty (60) days; or the Borrower or any Guarantor fails to controvert in a timely manner any such case under the Bankruptcy Code or any such proceeding, or any order of relief or other order approving any such case or proceeding is entered; or the Borrower or any Guarantor by any act or failure to act indicates its consent to, approval of, or acquiescence in any such case or proceeding or the appointment of any custodian or the like of or for it for any substantial part of its property or suffers any such appointment to continue undischarged or unstayed for a period of sixty (60) days.

     (e) Borrower or any Guarantor shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts generally as they become due, or shall consent to the appointment of a receiver or trustee or liquidator of all of its property or the major part thereof or if all or a substantial part of the assets of Borrower or any Guarantor are attached, seized, subjected to a writ or distress warrant, or are levied upon, or come into the possession of any receiver, trustee, custodian or assignee for the benefit of creditors.

     (f) One or more final, unappealable judgments are entered (i) against Borrower in amounts aggregating in excess of $250,000 or (ii) against any Guarantor in amounts aggregating in excess of $500,000, and said judgments are not satisfied, stayed or bonded over within thirty (30) days after entry.

     (g) If Borrower or any Guarantor shall fail to pay any related debt owed by it or is in default under any related agreement with Lender and such failure or default continues after any applicable grace period specified in the instrument or agreement relating thereto.

     (h) If a Material Adverse Change occurs with respect to Borrower, the Premises or any Guarantor.

     (i) Failure of Borrower to maintain prosecution of its application for PUD Approval for a period of sixty (60) or more consecutive days, unless such failure is due to circumstances beyond the control of Borrower.

     (j) The occurrence of any other event or circumstance denominated as an Event of Default in this Note or under any of the other Loan Documents and the expiration of any applicable grace or cure periods, if any, specified for such Event of Default herein or therein, as the case may be.

     6. Remedies on Default. Upon the occurrence of any Event of Default, Lender may pursue any one or more of the following remedies concurrently or successively, it being the intent hereof that none of such remedies shall be to the exclusion of any other:

     (a) Declare this Note to be immediately due and payable;

     (b) Use and apply any monies or letters of credit deposited by Borrower with Lender, regardless of the purposes for which the same was deposited, to cure any such default or to apply on account of any indebtedness under this Note which is due and owing to Lender; and

     (c) Exercise or pursue any other remedy or cause of action permitted under this Note or any other Loan Documents, or conferred upon Lender by operation of Law.

     Notwithstanding the foregoing, upon the occurrence of any Event of Default under Section 5(d) with respect to Borrower, all amounts evidenced by this Note shall automatically become due and payable, without any presentment, demand, protest or notice of any kind to Borrower.

     7. Definitions.

     Adjusted Prime Rate: A rate per annum equal to the sum of (a) the Prime Rate Margin and (b) the greater of (i) the Prime Rate or (ii) one percent (1%) in excess of the Federal Funds Effective Rate. Any change in the Adjusted Prime Rate shall be effective immediately from and after such change in the Adjusted Prime Rate.

     Affiliate: With respect to a specified person or entity, any individual, partnership, corporation, limited liability company, trust, unincorporated organization, association or other entity which, directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with such person or entity, including, without limitation, any general or limited partnership in which such person or entity is a partner.

     Bankruptcy Code: Title 11 of the United States Code entitled "Bankruptcy" as now or hereafter in effect, or any successor thereto or any other present or future bankruptcy or insolvency statute.

     Business Day: A day of the year on which banks are not required or authorized to close in Cleveland, Ohio.

     Default or default: Any event, circumstance or condition, which, if it were to continue uncured, would, with notice or lapse of time or both, constitute an Event of Default hereunder.

     Default Rate: A rate per annum equal to three percentage points (300 basis points) in excess of the interest rate otherwise applicable, but shall not at any time exceed the highest rate permitted by law.

     Federal Funds Effective Rate: Shall mean, for any day, the rate per annum (rounded upward to the nearest on one-hundredth of one percent (1/100 of 1%)) announced by the Federal Reserve Bank of Cleveland on such day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day, as computed and announced by such Federal Reserve Bank in substantially the same manner as such Federal Reserve Bank computes and announces the weighted average it refers to as the "Federal Funds Effective Rate."

     Governmental Authority: Any federal, state, county or municipal government, or political subdivision thereof, any governmental or quasi-governmental agency, authority, board, bureau, commission, department, instrumentality, or public body, or any court, administrative tribunal, or public utility.

     Guarantor: Gaetano T. Rizzo, Carlo J. Catenacci and Joseph E. Catenacci, severally and not jointly, individually or collectively, as the context shall imply.

     Laws: Collectively, all federal, state and local laws, statutes, codes, ordinances, orders, rules and regulations, including judicial opinions or precedential authority in the applicable jurisdiction.

     Loan: A loan by Lender to Borrower of $1,700,000.00 for a portion of the cost of acquisition of the Premises.

     Loan Documents: The collective reference to this Note, the Mortgage and all the other documents and instruments entered into from time to time, evidencing or securing this Note or any obligation of payment thereof or performance of Borrower's or Guarantor's obligations in connection with the transaction contemplated hereunder, each as amended.

     Material Adverse Change or material adverse change: If, in Lender's reasonable discretion, the business prospects, operations or financial condition of a person, entity or property has changed in a manner which would likely impair the value of Lender's security for the Loan, likely prevent timely repayment of the Loan or otherwise likely prevent the applicable person or entity from timely performing any of its material obligations under the Loan Documents.

     Prime Rate: That interest rate established from time to time by Lender as Lender's Prime Rate, whether or not such rate is publicly announced; the Prime Rate may not be the lowest interest rate charged by Lender for commercial or other extensions of credit;

     Prime Rate Margin: -0-% (0 basis points) per annum.

     PUD Approval: A preliminary approval of a planned unit development of the Premises by Chesterfield Township.

     State: Michigan.

     Transfer: Any sale, transfer, lease (other than a lease approved by Lender), conveyance, alienation, pledge, assignment, mortgage, encumbrance hypothecation or other disposition of (a) all or any portion of the Premises or any portion of any other security for this Note,
(b) all or any portion of the Borrower's right, title and interest (legal or equitable) in and to the Premises or any portion of any other security for this Note, or (c) any interest in Borrower or any interest in any entity which directly or indirectly holds an interest in, or directly or indirectly controls, Borrower (if thereafter the Guarantors directly or indirectly collectively own less than a controlling interest in Borrower).

     8. General Provisions.

     (a) Borrower agrees to pay Lender's attorney fees and disbursements in connection with this Note, including (i) the preparation of this Note and the other Loan Documents; and (ii) the enforcement of the terms of this Note and the other Loan Documents.

     (b) In the event that Borrower fails to perform any of Borrower's covenants, agreements or obligations contained in this Note or any of the other Loan Documents (after the expiration of applicable grace periods, except in the event of an emergency or other exigent circumstances), Lender may (but shall not be required to) perform any of such covenants, agreements and obligations, and any amounts expended by Lender in so doing and shall constitute additional indebtedness evidenced by this Note and secured by the Mortgage and the other Loan Documents and shall bear interest at a rate per annum equal to the Adjusted Prime Rate (or Default Rate following an Event of Default).

     (c) Borrower agrees that the obligation evidenced by this Note is an exempt transaction under the Truth-in-Lending Act, 15 U.S.C. Sec. 1601, et seq.

     (d) The parties hereto intend and believe that each provision in this Note comports with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Note is found by a court of law to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decision, or public policy, and if such court should declare such portion, provision or provisions of this Note to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of all parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that they are legal, valid and enforceable, that the remainder of this Note shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained therein, and that the rights, obligations and interest of Borrower and the holder or holders hereof under the remainder of this Note shall continue in full force and effect. All agreements herein are expressly limited so that in no contingency or event whatsoever, whether by reason of advancement of the proceeds hereof, acceleration of maturity of the unpaid principal balance hereof, or otherwise, shall the amount paid or agreed to be paid to the holders hereof for the use, forbearance or detention of the money to be advanced hereunder exceed the highest lawful rate permissible under applicable usury laws. If, from any circumstances whatsoever, the fulfillment of any provision hereof, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity and if from any circumstance the holder hereof shall ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance due hereunder and not to the payment of interest.

     (e) This Note and all provisions hereof shall be binding upon Borrower and all persons claiming under or through Borrower, and shall inure to the benefit of Lender, together with its successors and assigns, including each owner and holder from time to time of this Note.

     (f) Time is of the essence as to all dates set forth herein.

     (g) Borrower agrees that its liability shall not be in any manner affected by any indulgence, extension of time, renewal, waiver, or modification granted or consented to by Lender; and Borrower consents to any indulgences and all extensions of time, renewals, waivers, or modifications that may be granted by Lender with respect to the payment or other provisions of this Note, and to any substitution, exchange or release of the collateral, or any part thereof, with or without substitution, and agrees to the addition or release of any makers, endorsers, guarantors, or sureties, all whether primarily or secondarily liable, without notice to Borrower and without affecting its liability hereunder.

     (h) Borrower hereby waives and renounces for itself, its successors and assigns, all rights to the benefits of any statute of limitations and any moratorium, reinstatement, marshalling, forbearance, valuation, stay, extension, redemption, appraisement, or exemption and homestead laws now provided, or which may hereafter be provided, by the laws of the United States and of any state thereof against the enforcement and collection of the obligations evidenced by this Note.

     (i) If this Note is placed in the hands of attorneys for collection or is collected through any legal proceedings, Borrower promises and agrees to pay, in addition to the principal, interest and other sums due and payable hereon, all costs of collecting or attempting to collect this Note, including all reasonable attorneys' fees and disbursements.

     (j) All parties now or hereafter liable with respect to this Note, whether Borrower, principal, surety, guarantor, endorsee or otherwise hereby severally waive presentment for payment, demand, notice of nonpayment or dishonor, protest and notice of protest. No failure to accelerate the indebtedness evidenced hereby, acceptance of a past due installment following the expiration of any cure period provided by this Note, any Loan Document or applicable law, or indulgences granted from time to time shall be construed (i) as a novation of this Note or as a reinstatement of the indebtedness evidenced hereby or as a waiver of such right of acceleration or of the right of Lender thereafter to insist upon strict compliance with the terms of this Note, or (ii) to prevent the exercise of such right of acceleration or any other right granted hereunder or by the laws of the State. Borrower hereby expressly waives the benefit of any statute or rule of law or equity now provided, or which may hereafter be provided, which would produce a result contrary to or in conflict with the foregoing.

     (k) No modification, waiver, amendment or discharge of this Note or any other Loan Document shall be valid unless the same is in writing and signed by the party against which the enforcement of such modification, waiver, amendment or discharge is sought.

     (l) In no event shall Lender be liable to Borrower for punitive, exemplary or consequential damages, including, without limitation, lost profits, whatever the nature of a breach by Lender of its obligations under this Note or any of the Loan Documents, and Borrower for itself and its Guarantors waive all claims for punitive, exemplary or consequential damages.

     (m) Lender shall not be in default under this Note, or under any other Loan Documents, unless a written notice specifically setting forth the claim of Borrower shall have been given to Lender within three (3) months after Borrower first had knowledge of the occurrence of the event which Borrower alleges gave rise to such claim and Lender does not remedy or cure the default, if any there be, promptly thereafter. Borrower waives any claim, set-off or defense against Lender arising by reason of any alleged default by Lender as to which Borrower does not give such notice timely as aforesaid. Borrower acknowledges that such waiver is or may be essential to Lender's ability to enforce its remedies without delay and that such waiver therefore constitutes a substantial part of the bargain between Lender and Borrower with regard to the Loan.

     (n) TO THE GREATEST EXTENT PERMITTED BY LAW, BORROWER HEREBY WAIVES ANY AND ALL RIGHTS TO REQUIRE MARSHALLING OF ASSETS BY LENDER. WITH RESPECT TO ANY SUIT, ACTION OR PROCEEDINGS RELATING TO THIS NOTE (EACH, A "PROCEEDING"), BORROWER IRREVOCABLY (A) SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF THE STATE AND FEDERAL COURTS HAVING JURISDICTION IN THE COUNTY OF MACOMB AND STATE OF MICHIGAN, AND (B) WAIVES ANY OBJECTION WHICH IT MAY HAVE AT ANY TIME TO THE LAYING OF VENUE OF ANY PROCEEDING BROUGHT IN ANY SUCH COURT, WAIVES ANY CLAIM THAT ANY PROCEEDING HAS BEEN BROUGHT IN AN INCONVENIENT FORUM AND FURTHER WAIVES THE RIGHT TO OBJECT, WITH RESPECT TO SUCH PROCEEDING, THAT SUCH COURT DOES NOT HAVE JURISDICTION OVER SUCH PARTY. NOTHING IN THIS NOTE SHALL PRECLUDE LENDER FROM BRINGING A PROCEEDING IN ANY OTHER JURISDICTION NOR WILL THE BRINGING OF A PROCEEDING IN ANY ONE OR MORE JURISDICTIONS PRECLUDE THE BRINGING OF A PROCEEDING IN ANY OTHER JURISDICTION. BORROWER FURTHER AGREES AND CONSENTS THAT, IN ADDITION TO ANY METHODS OF SERVICE OF PROCESS PROVIDED FOR UNDER APPLICABLE LAW, ALL SERVICE OF PROCESS IN ANY PROCEEDING IN ANY MICHIGAN STATE OR UNITED STATES COURT SITTING IN THE COUNTY OF MACOMB MAY BE MADE BY CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED, DIRECTED TO BORROWER AT THE ADDRESS INDICATED BELOW, AND SERVICE SO MADE SHALL BE COMPLETE UPON RECEIPT; EXCEPT THAT IF BORROWER SHALL REFUSE TO ACCEPT DELIVERY, SERVICE SHALL BE DEEMED COMPLETE FIVE (5) DAYS AFTER THE SAME SHALL HAVE BEEN SO MAILED.

     (o) After the occurrence and during the continuance of an Event of Default, Borrower hereby irrevocably authorizes and directs Lender from time to time to charge Borrower's accounts and deposits with Lender (or its Affiliates), and to pay over to Lender an amount equal to any amounts from time to time due and payable to Lender hereunder, under this Note or under any other Loan Document. Borrower hereby grants to Lender a security interest in and to all such accounts and deposits maintained by the Borrower with Lender (or its Affiliates).

     (p) Any notice, demand, request or other communication which any party hereto may be required or may desire to give hereunder shall be in writing and shall be deemed to have been properly given (a) if hand delivered, when delivered; (b) if mailed by United States Certified Mail (postage prepaid, return receipt requested), three (3) Business Days after mailing (c) if by Federal Express or other reliable overnight courier service, on the next Business Day after delivered to such courier service; or (d) if by telecopier on the day of transmission so long as copy is sent on the same day by overnight courier as set forth below:

                  If to Borrower:
                           Chesterfield Town Center LLC
                           45000 River Ridge Drive, Suite 200
                           Clinton Township, Michigan 48038
                           Attention: Carlo J. Catenacci
                           Telephone: (586) 416-4500
                           Facsimile: (586) 226-5667

                           and

                           Chesterfield Town Center LLC
                           44899 Centre Court, Suite 101
                           Clinton Township, Michigan 48038
                           Attention: Gaetano T. Rizzo
                           Telephone: (586) 228-1300
                           Facsimile: (586) 228-9240

                  With a copy to:
                           Dawda, Mann, Mulcahy & Sadler, PLC
                           39533 Woodward Avenue, Suite 200
                           Bloomfield Hills, Michigan 48304
                           Attention: Wayne S. Segal, Esq.
                           Telephone: (248) 642-6656
                           Facsimile: (248) 642-7791


                  If to Lender:
                           KeyBank National Association
                           100 South Main Street
                           Ann Arbor, Michigan 48104
                           Attention:   Real Estate Capital Client Services
                           Telephone: (734) 741-6721
                           Facsimile: (734) 741-6753

                  With a copy to:
                           Howard & Howard Attorneys, P.C.
                           222 N. Washington Square, Suite 500
                           Lansing, Michigan 48933
                           Attention:  Robert D. Mollhagen, Esq.
                           Telephone: (517) 377-0607
                           Facsimile: (517) 485-1568

or at such other address as the party to be served with notice may have furnished in writing to the party seeking or desiring to serve notice as a place for the service of notice.

     (q) THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MICHIGAN AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     Borrower has delivered this Note as of the day and year first set forth above.

                                   BORROWER:

                                  CHESTERFIELD TOWN CENTER LLC,
                                  a Michigan limited liability company

                                  By:      TRINITY OF MICHIGAN, LLC,
                                  a Michigan limited liability company,
                                  Member

                                  By:      Trinity Management, Inc.,
                                  a Michigan corporation
                                  Its:     Manager

                                  By:
                                 Carlo J. Catenacci, President

                                 By:      GARLAND COMMONS, L.L.C.,
                                 a Michigan limited liability company,
                                 Member

                                 By:      GTR Garland, Inc.,
                                 a Michigan corporation,
                                 Its:     Manager

                                 By:
                                 Gaetano T. Rizzo, President

                                                      [EXHIBIT 10.8]


















                              REAL ESTATE MORTGAGE


                      (This is a Future Advance Mortgage.)

     THIS REAL ESTATE MORTGAGE ("Mortgage") is made as of June 18, 2003, by and between CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company, having an address at 45000 River Ridge Drive, Suite 200, Clinton Township, Michigan 48038 (hereinafter, "Grantor"), and KEYBANK NATIONAL ASSOCIATION, having its principal place of business at 100 South Main Street, Ann Arbor, Michigan 48104 (hereinafter, "Grantee").

     For good and valuable consideration, including the making of a loan in the amount of One Million Seven Hundred Thousand and 00/100 Dollars ($1,700,000.00) received to Grantor's full satisfaction, Grantor does hereby mortgage and warrant, give, grant, bargain, sell, and convey unto Bank, its successors and assigns, the following described "Premises" (hereinafter defined) located in the Township of Chesterfield, County of Macomb, State of Michigan, as more fully set forth and described in Exhibit "A" attached hereto and incorporated herein by reference:

     TOGETHER with, all and singular, the tenements, hereditaments, easements, appurtenances, and privileges thereof or in any way now or hereafter appertaining thereto, and the reversion and reversions and remainder thereof, and

     TOGETHER with, all buildings and improvements of every kind and description now or hereafter erected or placed on the Premises and all materials intended for construction, re-construction, alteration, and repairs of such improvements now or hereafter erected on the Premises, all of which materials shall be included in the "Mortgaged Property" (hereinafter defined) immediately upon the delivery thereof to the Premises, and all fixtures and articles of personal property now owned or hereafter acquired by Grantor and attached to or contained in and used in connection with the Mortgaged Property and the proceeds thereof, including but not limited to, all heating, ventilating, and air-conditioning equipment, electrical and office equipment, all plumbing, lighting, cleaning, snow removal, lawn, landscaping, incinerating, fire fighting, and sprinkler equipment and fixtures and appurtenances thereto, and all renewals or replacements thereof or articles in substitution therefor, whether or not the same are or shall be attached to any of said buildings or improvements in any manner; all the aforesaid property owned by Grantor and placed by Grantor on the Premises shall, so far as permitted by law, be fixtures and a part of the realty, security for the said indebtedness and covered by this Mortgage and as to the balance of the property aforesaid, this Mortgage is hereby deemed to be as well a security agreement for the purpose of creating hereby a security interest in said property, securing the said indebtedness, for the benefit of Grantee, and

     TOGETHER with, all right, title, and interest of Grantor in and to the land lying in the streets and any ways, public or private, in front of, along the side of, and to the rear of and adjoining the Premises, and the easements appurtenant to the ownership thereof, and

     TOGETHER with, all rents, issues, income, revenues, proceeds, and profits accruing and to accrue from the Premises for so long and during such times as Grantor may be entitled thereto, and

     TOGETHER with, all awards and other compensations heretofore or hereafter to be made to the present and all subsequent owners of the Mortgaged Property for any taking by eminent domain, either permanent or temporary, of all or any part of the Premises or any easement or appurtenance thereof, including severance and consequential damage and change in grade of streets, which said awards and compensation are hereby assigned to Grantee, and

     TOGETHER with, all permits, licenses and franchises, and all contract rights and other intangibles now or hereafter owned by Grantor and relating to the ownership, construction, use, operation or development of the Mortgaged Property or the improvements thereon, including, without limitation, any plans, specifications and drawings pertaining to the management of the Mortgaged Property and all cash payments made pursuant thereto and proceeds thereof, and

     The property hereinabove mentioned is hereinafter referred to as the "Premises" to the extent the same is realty, and as the "Collateral" to the extent that the same is personalty. The Premises and the Collateral are collectively referred to herein as the "Mortgaged Property," except where the Premises and the Collateral are specifically referred to.

     TO HAVE AND TO HOLD, all and singular, the above-granted Mortgaged Property, real and personal, whether now owned or held or hereafter acquired by Grantor, unto Grantee, its successors and assigns, forever. Grantor does hereby covenant with and warrant to Grantee, its successors and assigns, that at and until this Mortgage is released, Grantor is and will be well seized of the Mortgaged Property as a good and indefeasible estate in fee simple and has good right to bargain, sell, and convey the Mortgaged Property in manner and form as above written, and that Grantor will warrant and defend said fee simple estate in the Mortgaged Property, with the appurtenances thereunto belonging to Grantee, its successors and assigns, forever against all claims and demands whatsoever except those as may be set forth on Exhibit "B" attached hereto or as may be specifically permitted by Grantee in writing; Grantor will execute, acknowledge and deliver all necessary assurances unto Grantee of the title to all and singular the Mortgaged Property hereby conveyed and intended so to be, or which Grantor may be or shall become hereafter bound so to do.

     THE CONDITIONS OF THIS MORTGAGE ARE SUCH THAT, WHEREAS Grantor has executed and delivered this Mortgage for the purpose of securing the performance of the covenants and agreements contained herein and to secure the payment when due of and the performance by Grantor of Grantor's covenants, obligations and agreements under or pursuant to:

     (a) that certain Promissory Note (hereinafter referred to as the "Note") of even date herewith executed by Grantor, and payable to the order of Grantee, in the principal sum of One Million Seven Hundred Thousand and 00/100 Dollars ($1,700,000.00), together with interest computed at the rate therein specified, containing provisions for the payment thereof, and only with such privilege of prepayment as more particularly set forth therein, the balance of said principal and interest and all late charges being due and payable on June 18, 2005, and in accordance with the provisions of the Note, the whole of the principal sum thereof then unpaid may be declared and become due and payable upon the occurrence of an event of default hereunder or thereunder;

     (b) all sums expended or advanced by Grantee pursuant to and the performance by Grantor of Grantor's obligations and agreements under or pursuant to this Mortgage;

     (c) all unpaid advances made by Grantee, with respect to the Mortgaged Property, for the payment of taxes, assessments, insurance premiums, or costs incurred for the protection of the Mortgaged Property as provided in MCL 565.901(c);

     (d) all present and future obligations and indebtedness of Grantor to Grantee under the Note, as the same may be amended from time to time, or otherwise, whether direct, indirect, primary, secondary, fixed or contingent, together with interest and charges as provided in any note and in any other agreements by and between the parties herein evidencing such obligations and indebtedness, and any and all renewals or extensions of any of the foregoing (all of the foregoing hereinafter collectively called the "Indebtedness").

     and Grantor WARRANTS and WILL DEFEND the same to Grantee, its successors and assigns forever, against all lawful claims and demands whatsoever, except as above set forth, and

         WHEREAS, Grantor covenants and agrees as follows:

     1. To pay promptly the principal of and interest and late charges on the indebtedness evidenced by the Note at the time and in the manner provided herein and in the Note.

     2. By accepting and filing for record this Mortgage, Grantee has obligated itself to disburse the full amount of the aforementioned indebtedness evidenced by the Note and secured hereby. This Mortgage secures an obligation for costs of acquisition of the Premises.

     3. (a) Grantor shall obtain and maintain, or cause to be maintained, in full force and effect, at its sole expense, insurance for Borrower and the Mortgaged Property as follows:

     (i) Commercial general liability insurance on the so-called "occurrence" form, including bodily injury, death and property damage liability, insurance against any and all claims, including all legal liability to the extent insurable and imposed upon Lender and all court costs and legal fees and expenses, arising out of or connected with the possession, use, leasing, operation, maintenance or condition of the Mortgaged Property in such amounts as are generally available at commercially reasonable premiums and are generally required by institutional lenders for properties comparable to the Mortgaged Property but in any event for a limit per occurrence of at least $2,000,000 and an annual aggregate of at least $5,000,000. This requirement may be satisfied by a layering of Commercial General Liability, Umbrella and Excess Liability
Policies, but in no event will the Commercial General Liability policy be written for an amount less than $2,000,000 per occurrence and $5,000,000 aggregate for bodily injury and property damage liability;

     (ii) If required by Lender, flood insurance in an amount at least equal to the greater of (A) the Replacement Cost together with business interruption coverage and (B) the maximum limit of coverage available for the Premises under the National Flood Insurance Act of 1968, The Flood Disaster Protection Act of 1973 and the National Flood Insurance Reform Act of 1994, as each may be amended; and

     (iii) Such other insurance with respect to the Mortgaged Property or increased coverage limits as may from time to time be reasonably required by Lender.

     (b) All such insurance shall be for a term of not less than one (1) year and obtained under valid and enforceable policies (the "Policies" or in the singular, the "Policy"), and shall be issued by one or more other domestic primary insurer(s) having a general policy rating of A or better and a financial class of IX or better by A.M. Best Company, Inc. (or if a rating of A.M. Best Company, Inc. is no longer available, a similar rating from a similar or successor service). All insurers providing insurance required herein shall be authorized and admitted to issue insurance in the state in which the Premises is located. The Policy referred to in Paragraph 3(a)(i) above shall name Lender as an additional insured and the Policy referred to in Paragraph 3(a)(ii) above shall provide that all proceeds be payable to Lender. All Policies shall contain
(i) a provision that such Policies shall not be denied renewal, materially changed (other than to increase the coverage provided), cancelled or terminated, nor shall they expire, without at least thirty (30) days' prior written notice to Lender in each instance; and (ii) include effective waivers by the insurer of all claims for applicable premiums ("Insurance Premiums") against any mortgagee, loss payees, additional insureds and named insureds (other than Borrower). Evidence of insurance with respect to all renewal and replacement Policies shall be delivered to Lender not less than twenty (20) days prior to the expiration date of any of the Policies required to be maintained hereunder which evidence shall bear notations evidencing payment of Insurance Premiums. Originals or evidence of such replacement Policies shall be delivered to Lender promptly after Borrower's receipt thereof but in any case within thirty (30) days after the effective date thereof. If Borrower fails to maintain and deliver to Lender the original Policies or evidence of insurance required herein, Lender may procure such insurance at Borrower's sole cost and expense.

     (c) Borrower shall comply with all insurance requirements and shall not bring or keep or permit to be brought or kept any article upon any of the Premises or cause or permit any condition to exist thereon which would be prohibited by an insurance requirement, or would invalidate the insurance coverage required hereunder to be maintained by Borrower on or with respect to any part of the Mortgaged Property pursuant to this Paragraph 3 and shall not purchase any additional amounts of insurance that would cause Lender to become a co-insurer within the terms of the Policies.

     (d) In the event of a foreclosure of the Mortgage or other transfer of title to the Mortgaged Property in extinguishment in whole or in part of the Indebtedness, all right, title and interest of Borrower in and to the Policies then in force concerning the Mortgaged Property and all proceeds payable thereunder shall thereupon vest in Lender or the purchaser at such foreclosure or other transferee in the event of such other transfer of title.

     4. Grantor will pay on or before the last date on which the same may be paid without penalty or interest, all taxes, assessments, water, and other governmental or municipal charges, fines, or impositions (the "Impositions"), levied upon the Mortgaged Property for which provision has not been made herein, and, upon request, Grantor will promptly deliver the official receipts therefor to Grantee. Provided Grantor is not then in default, Grantor shall have the right to contest the validity or amount of any such Imposition, by appropriate proceedings diligently conducted in good faith. Grantor hereby assigns to Grantee all rights of Grantor now or hereafter arising in and to any refunds of Impositions, or other charges relating to the Mortgaged Property or the debt secured hereby.

     If Grantor shall fail to comply with the foregoing, then Grantee may require Grantor to deposit funds with Grantee for payment of future Impositions. For the purpose of depositing with Grantee funds sufficient to pay all real estate taxes and assessments as they become payable, Grantor shall pay monthly to Grantee, in addition to the other amounts herein provided, a sum equal to one-twelfth (1/12th) of all annual insurance premiums, taxes and assessments, water rents and other governmental or municipal charges, fines or impositions to be levied upon the Premises which Grantor has agreed to pay under above, as estimated by Grantee. If the total of the payments made in any period by Grantor for said purposes shall exceed the amount of the payment actually made by Grantee for taxes and assessments, then such excess shall, at the option of Grantee, be (i) retained for said purposes, (ii) credited on subsequent payments to be made by Grantor, (iii) applied on the debt secured by this Mortgage, or (iv) refunded to Grantor. If, however, such payments shall not be sufficient to pay said taxes and assessments when the same shall become due and payable, then Grantor shall pay to Grantee any amount necessary to make up the deficiency on or before the date when payment thereof shall be due.

     5. Upon an Event of Default, Grantor authorizes and empowers Grantee to collect and receive any and all damages paid and awards heretofore or hereafter made as the result of the appropriation of all or part of the Mortgaged Property and to apply, at Grantee's option, said awards against the debt secured hereby or to the restoration of the Mortgaged Property.

     6. Grantee, its successors or assigns, shall have the right but not the obligation to pay any insurance premiums, taxes, assessments, water rents, and other governmental or municipal charges, utility charges, fines, or impositions, which Grantor has agreed hereunder to pay but has failed to so pay, and to make any other payments herein provided to be made by Grantor. Any amounts so paid by Grantee, together with any amounts paid by Grantee for protection of the Mortgaged Property, shall then be added to the principal debt named herein and bear interest at the Default Rate provided in the Note from the date of such payment until paid, and be secured by this Mortgage; such amounts and such interest shall be payable upon demand of Grantee. Grantee shall have a lien on the Mortgaged Property by virtue of this Mortgage to secure payment of each and every other liability, whether now or hereafter existing, of Grantor to Grantee, and whether created directly between Grantor and Grantee, or acquired by Grantee from some third person or persons.

     7. Grantor will pay the cost of, and cause a title insurance company acceptable to Lender to issue, an ALTA Loan Policy of Title Insurance insuring the lien of this Mortgage as required under the Note satisfactory to Grantee and showing title to the Premises to be as herein warranted; and, in the event of any subsequent change in the title, Grantor will pay the costs of an extension or addendum to said document showing such title change and will also pay the cost of changing the insurance and other records in connection with the indebtedness secured by this Mortgage. There shall be no change in the ownership of the Mortgaged Property without the written consent of Grantee, which consent may be withheld by the Grantee in its sole discretion.

     8. Grantor will execute, acknowledge, and deliver, or cause to be executed, acknowledged, and delivered, from time to time, at the request of Grantee, all such further deeds, conveyances, mortgages, deeds of trust, assignments of leases, rents and contracts, transfers, and other instruments as Grantee shall require for the better assuring, conveying, transferring, mortgaging, assigning, and confirming unto Grantee all and singular the Mortgaged Property. All awards of damages in connection with any condemnation for public use of or injury to any of said Mortgaged Property are hereby assigned and shall be paid to Grantee, who may apply the same to payment of the installments last due under the Note, and Grantee upon an Event of Default is hereby authorized, in the name of Grantor, to execute and deliver valid acquittances thereof and to appeal from any such award.

     9. As additional security for payment of the Indebtedness, interest thereon, insurance premiums, taxes and assessments, at the time and in the manner herein agreed, and for the performance of the covenants and agreements herein contained, Grantor hereby assigns to Grantee, the rights, issues and profits ("Rents") of the Mortgaged Property, and in the event of a default in the terms, conditions, covenants or promises contained in this mortgage or in the Note, Grantee may receive and collect the Rents, so long as such default shall exist and during the pendency of any foreclosure proceedings and during any redemption period; provided, however, that Grantee as a result of the receipt and collection of the Rents shall not be deemed an owner or operator of the Mortgaged Property as may be defined in any state or federal environmental law or regulation. Grantee shall be entitled to all the rights and benefits of M.C.L. 554.231-.232. As of the date of this mortgage, as additional security, Grantor hereby assigns to Grantee all written or oral leases, whether now in existence or which may hereafter come into existence during the term of this mortgage, or any extension hereof, and the rents thereunder, covering the Mortgaged Property. The collection of Rents by Grantee shall in no way waive the right of Grantee to foreclose this mortgage in the event of said default or defaults. This assignment of Rents shall run with the land and be good and valid as against Grantor herein, or those claiming by, under or through Grantor, from the date of the recording of this instrument. In the event of a sale on foreclosure which shall result in a deficiency, this assignment shall stand as security during the redemption period, for the payment of such deficiency.

     Grantor will not assign the whole or any part of the Rents arising from the premises without written consent of Grantee. So long as no Event of Default has occurred, Grantor may, as trustee for the use and benefit of Grantee, collect, receive and accept the Rents as they become due and payable (but in no event for more than one (1) month in advance); provided, however, that if the Rents exceed the payments due under the Note, Grantor may use such excess, first, for the operation and benefit of the Mortgaged Property and, second, for the general benefit of Grantor. Upon the occurrence of an Event of Default Grantee may, at its option, remove Grantor as trustee for the collection of the Rents and appoint any other person including, but not limited to, itself as a substitute trustee to collect, receive, accept and use all the Rents in payment of the obligations secured hereby, in such order as Grantee shall elect in its sole and absolute discretion, whether or not Grantee takes possession of the Mortgaged Property. Grantor hereby directs each of the respective tenants under the leases, and any rental agent, to pay to Grantee all the Rents, as may now be due or shall hereafter become due, upon demand for payment thereof by Grantee without any obligation on the part of any such tenant or rental agent to determine whether or not an Event of Default has in fact occurred. Upon an Event of Default, the permission hereby given to Grantor to collect, receive and accept the Rents as trustee shall terminate and such permission shall not be reinstated upon a cure of the event of default without Grantee's specific written consent. Further, upon the Event of a Default, Grantor shall immediately turn over to Grantee all rents in the actual or constructive possession of Grantor, its affiliates, contractors, or its agents, together with an accounting thereof. Exercise of Grantee's rights under this paragraph, and the application of any of the Rents to the obligations secured hereby, shall not cure or waive any Event of Default or notice thereof hereunder or invalidate any act done pursuant hereto, but shall be cumulative and in addition to all other rights and remedies of Grantee.

     10. Should the proceeds of the indebtedness secured by this Mortgage or any part thereof or any amount paid out or advanced by Grantee be used to pay off, discharge or satisfy in whole or in part, any lien or encumbrance upon the Mortgaged Property, or any part thereof, then Grantee shall be subrogated to any additional security held by the holder of such lien or encumbrance.

     11. Grantor shall not permit, commit, or suffer no waste, impairment, or deterioration of the Mortgaged Property or any part thereof; Grantor shall (i) comply with all statutes, orders, requirements, or decrees relating to the Mortgaged Property by any Federal, State, or Local authority; (ii) observe and comply with all statutes, orders, requirements, or decrees relating to the Mortgaged Property by any Federal, State, or Local authority; (iii) observe and comply with all conditions and requirements necessary to preserve and extend any and all rights, licenses, permits (including, but not limited to, zoning variances, special exceptions, and non-conforming uses), privileges, franchises, and concessions which are applicable to the Mortgaged Property or which have been granted to or contracted for by Grantor in connection with any existing or presently contemplated use of the Mortgaged Property; and (iv) permit Grantee or Grantee's agents, at all reasonable times, to enter upon and inspect the Mortgaged Property.

     12. That Grantor will not voluntarily create or permit to be created or filed against the Mortgaged Property, any mortgage lien or other lien or liens inferior or superior to the lien of this Mortgage, except those as may be set forth on Exhibit "B" attached hereto, or if filed, will have same discharged of record either by payment, the bonding thereof, or other lawful means for discharging any such lien, within thirty (30) days after notice of filing, and on the failure of Grantor to perform these covenants, or any part thereof, thereupon the principal and all arrears of interest shall, at the option of Grantee, or any holder of the Note, become due and payable, anything contained herein to the contrary notwithstanding.

     13. (a) This Mortgage is intended to be a security agreement pursuant to the Michigan Uniform Commercial Code ("UCC"). As additional security for the Indebtedness, Grantor hereby PLEDGES AND GRANTS A SECURITY INTEREST TO Grantee in all of the following property, now existing or hereafter arising:

     (i) all of the Mortgaged Property, including without limitation, the Rents;

     (ii) all monies and funds now or hereafter on deposit in any account consisting of or relating to the Mortgaged Property maintained at the banking offices of Grantee by or for the benefit of Grantor;

     (iii) any and all "goods" and "equipment" (as such term is defined in the UCC) of Grantor used or intended to be used in connection with operation or maintenance of all or any part of the Mortgaged Property or all or any part of any improvements to the Mortgaged Property ("Improvements") and all other articles of personal property now or hereafter located in or upon, attached to or used or intended to be used in connection with all or any part of the Mortgaged Property or all or any part of the Improvements, and all replacements thereof;

     (iv) all "accounts" and "general intangibles" (as such terms are defined in the UCC) of Grantor arising from the operation of the all or any part of the Premises or all or any part of the Improvements;

     (v) all construction contracts, architectural contracts, plans and specifications, and building permits and licenses for any Improvements, now existing or hereafter arising, and all "goods" (as such term is defined in the UCC), including without limitation building materials, inventory, and supplies now owned or hereafter acquired by Grantor to be incorporated in or used or intended to be used in connection with the construction of any Improvements;

     (vi) all additions, substitutions and "proceeds" (as such term is defined in the UCC) of any and all of the foregoing.

Grantor agrees to execute and deliver financing and continuation statements covering the above described property from time to time and in such form as Grantee may require to perfect and continue the perfection of Grantee's pledge, lien or security interest with respect to said property. Grantor shall pay all costs of filing such statements and renewals and releases thereof and shall pay all reasonable costs and expenses of any record searches for financing statements Grantee may reasonably require. Upon the occurrence of any Event of Default hereunder, Grantee shall have the rights and remedies of a secured party under the UCC, as well as all other rights and remedies available at law or in equity, and, at Grantee's option, Grantee may also invoke the remedies provided elsewhere in this Mortgage as to such property;

     (b) This Mortgage constitutes a financing statement filed as a fixture filing under the UCC in the real estate records of the county in which the Mortgaged Property is located with respect to any and all fixtures included within the term Mortgaged Property and with respect to any goods or other personal property that may now be or hereafter become such a fixture. PARTS OF THE MORTGAGED PROPERTY ARE, OR ARE TO BECOME, FIXTURES ON THE PREMISES;

     (c) Grantor's address is:

                           Chesterfield Town Center LLC
                           45000 River Ridge Drive, Suite 200
                           Clinton Township, Michigan 48038
                           Attention: Mr. Gaetano T. Rizzo

     (d) Grantee's address is:

                  KeyBank National Association
                  100 South Main Street
                  Ann Arbor, Michigan  48104
                  Attention: Real Estate Capital

     (e) Grantor agrees not to sell, convey, mortgage, or grant any security interest in, or otherwise dispose of or encumber, any of the Collateral, any interest of Grantor in the Collateral, or any of Grantee's right, title, or interest in the Collateral without first securing Grantee's written consent; Grantee may, at its sole option, require Grantor to apply the proceeds from the disposition of Collateral in reduction of the indebtedness secured hereby;

     (f) Grantor agrees that if Grantor's rights in the Collateral are voluntarily or involuntarily transferred, whether by sale, creation of a security interest, attachment, levy, garnishment, or other judicial process, without the written consent of Grantee, such transfer constitutes a default by Grantor under the terms of this Mortgage;

     (g) Grantor agrees that upon or after the occurrence of any Event of Default hereunder, Grantee may, with or without notice to Grantor, exercise Grantee's rights to declare all indebtedness secured by the security interest created hereby, immediately due and payable, in which case Grantee shall have all rights and remedies granted by law and more particularly the Uniform Commercial Code, including, but not limited to, the right to take possession of the Collateral, and for this purpose Grantee may enter upon any premises on which any or all of the Collateral is situated without being deemed guilty of trespass and without liability for damages thereby occasioned, and Grantee may further take possession of and operate the Collateral or remove the Collateral therefrom. Grantee shall have the further right to take any action that Grantee deems necessary, appropriate, or desirable, at Grantee's option and in Grantee's sole discretion, to repair, refurbish, or otherwise prepare the Collateral for sale, lease, or other use or disposition, and to sell at public or private sales or otherwise dispose of, lease, or utilize the Collateral and any part thereof in any manner authorized or permitted by law and to apply the proceeds thereof toward payment of any costs and expenses including reasonable attorneys' fees and legal expenses thereby incurred by Grantee and toward payment of Grantor's obligations including the Note and all other indebtedness described in this Mortgage, in such order and manner as Grantee may elect. To the extent permitted by law, Grantor expressly waives any notice of sale or other disposition of the Collateral and any other rights or remedies of a debtor or formalities prescribed by law relative to a sale or disposition of the Collateral or to exercise any other right or remedy existing after default hereunder; to the extent any notice is deposited for mailing, postage prepaid, certified or registered mail, to Grantor at the address designated in the first page of this Mortgage at least five (5) days before the time of sale or disposition, such notice shall be deemed reasonable and shall fully satisfy any requirements for giving of said notice;

     (h) Grantor agrees, to the extent permitted by law and without limiting any rights and privileges herein granted to Grantee, that Grantee may dispose of any or all of the Collateral at the same time and place upon giving the same notice provided for in this Mortgage, and in the same manner as the nonjudicial foreclosure sale provided under the terms and conditions of this Mortgage;

     (i) Grantor authorizes Grantee to file, in the jurisdiction where these provisions and agreements will be given effect, financing statements covering the Collateral, and at the request of Grantee, Grantor will join Grantee in executing one or more such financing statements pursuant to the Uniform Commercial Code in a form satisfactory to Grantee, and Grantor will pay the cost of filing the same or filing or recording this Mortgage, as a financing statement, in all public offices at any time and from time to time wherever Grantee deems filing or recording of any financing statements or of this Mortgage to be desirable or necessary.

     14. (a)_Grantor represents that, to the best of Grantor's knowledge and belief, after due investigation and due inquiry, and except as disclosed in any environmental report or document provided by Grantee to Grantor prior to the date hereof, (i) neither Grantor nor any previous owner, tenant, occupant or other user of the Mortgaged Property has used, generated, stored, treated, produced, handled or disposed of in, on, under, around or above the Mortgaged Property, any "Hazardous Materials" (hereinafter defined); (ii) the Mortgaged Property is not currently in violation of any "Hazardous Materials Laws" (hereinafter defined) or "Wetlands Laws" (hereinafter defined); (iii) the Mortgaged Property does not now contain and has not in the past contained any Hazardous Materials; (iv) the Mortgaged Property does not now contain and has not in the past contained any underground storage tanks; (v) no event has occurred with respect to the Mortgaged Property which, with the passage of time or the giving of notice or both, would constitute a violation of any Hazardous Materials Laws or Wetlands Laws; (vi) there are no agreements, orders, determinations, permits or directives of or with any federal, state or local governmental agency or authority relating to the Mortgaged Property that require any work, repair, construction, containment, clean up, investigation, study, removal, mitigation or other environmental remedial action with respect to the Mortgaged Property; and (vii) there are no actions, suits, claims, proceedings or investigations, pending or threatened, arising out of or relating to the Mortgaged Property and any Hazardous Materials Laws or Wetlands Laws.

     (b) Grantor covenants and agrees that (i) Grantor shall, and Grantor shall cause all employees, agents, contractors and subcontractors of Grantor and all other persons who now or hereafter are present on or occupying the Mortgaged Property to keep and maintain the Mortgaged Property, including, without limitation, the soil and ground water thereof, in compliance with, and not cause or knowingly permit the Mortgaged Property, including the soil and ground water thereof, to be in violation of, any federal, state or local statutes, laws, ordinances, rules, guidelines, regulations, orders or directives relating to industrial hygiene or to the environmental condition thereof (including, but not limited to, any Hazardous Material Laws or Wetlands Laws); and (ii) neither Grantor nor any employees, agents, contractors or subcontractors of Grantor nor any other persons who now or hereafter occupy or are present on the Mortgaged Property shall (x) use, handle, generate, manufacture, store or dispose of, on, under, around or above the Mortgaged Property or transport to or from the Mortgaged Property any Hazardous Materials, except as such may be required to be used, handled, stored, or transported in connection with the permitted uses of the Mortgaged Property and then only to the extent permitted by law and in strict compliance with all applicable statutes, laws, ordinances, rules, guidelines and regulations, including, but not limited to, Hazardous Materials Laws, and only after obtaining and keeping in force all necessary permits, approvals and licenses therefor; or (y) perform, cause to be performed or permit any fill activities or other acts that would in any way fill, destroy, eliminate, alter, obstruct, interfere with, or otherwise affect any "Wetlands" in violation of any Wetlands Laws.

     (c) Grantor covenants and agrees immediately to notify Grantee in writing of: (i) any notices (whether such notices are received from the Environmental Protection Agency, or any other federal, state or local governmental agency or regional office thereof) of an actual violation or potential violation that is received by Grantor of any Hazardous Materials Laws or of any Wetlands Laws;
(ii) any enforcement, cleanup, removal or other governmental or regulatory demands made or actions threatened, instituted or completed pursuant to any Hazardous Materials Laws or Wetlands Laws; (iii) any claims or demands made or threatened by any third party against Grantor or the Mortgaged Property relating to actual or alleged damage, contribution obligations, cost recovery compensation, loss or injury resulting from any Hazardous Materials or Wetlands (the matters set forth in clauses (i), (ii) and (iii) above are hereinafter referred to as "Hazardous Materials or Wetlands Claims"); and (iv) Borrower's discovery of any occurrence or condition in, on, under, around or above the Mortgaged Property or any real property adjoining or in the vicinity of the Mortgaged Property that could cause the Mortgaged Property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of the Mortgaged Property under any Hazardous Materials Laws or Wetlands Laws.

     (d) Grantor shall be solely responsible for and agrees to indemnify and hold harmless Grantee, its directors, officers, employees, agents, successors and assigns from and against, any claim, action, cause of action, loss, damage, cost, expense or liability, directly or indirectly, in whole or in part, arising out of or attributable to: (i) the breach, violation or threatened violation of any applicable environmental law, ordinance, regulation, rule, order, determination, directive or permit, including, but not limited to, Hazardous
Materials Laws and Wetlands Laws, relating to Grantor and/or the Mortgaged Property; and (ii) the use, handling, generation, storage, release, threatened release, discharge or disposal of Hazardous Materials or Wetlands in, on, under or above the Mortgaged Property (whether by Grantor or a predecessor in title or past, present or future tenant, occupant or other user or any employee, agent, contractor or subcontractor of Grantor or any predecessor in title or any third persons at any time occupying or present on the Mortgaged Property), including, without limitation: (x) all consequential damages; (y) the cost of any required or necessary repair, response, cleanup, remediation or detoxification of the Mortgaged Property or any adjoining property, including the soil and ground water thereof, and the preparation and implementation of any closure, remedial or other required plans incurred by Grantee; (z) damage to any Wetlands or natural resources; and (d) all costs and expenses incurred by Grantee in connection with clauses (x), (y), and (z), including but not limited to reasonable attorneys' and consultants' fees; provided, however, that nothing contained in this Paragraph shall be deemed to (1) create or give any rights to any person other than Grantee and its successors and assigns, it being intended that there shall be no third party beneficiary of such provisions, or (2) preclude Grantor from seeking indemnification from, or otherwise proceeding against, any third party including, without limitation, any tenant or predecessor in title to the Mortgaged Property.

     (e) Grantor agrees to indemnify and hold harmless Grantee from and against any and all claims, demands, losses, costs, expenses, liabilities, suits or damages of whatsoever kind or nature, including interest, assessments and reasonable attorneys' fees, which arise, result from, or in any way relate to a breach or violation of, or any failure of the Mortgaged Property or any owner, occupant or user thereof, either prior to or subsequent to the date hereof, to comply fully with any Hazardous Materials Laws. Grantor will immediately upon demand pay Grantee for the cost and expense of any environmental inspection or assessment of the Mortgaged Property obtained by Grantee on or after the date of this Mortgage, which may be obtained by Grantee in its sole, but reasonable discretion. Grantor acknowledges and agrees that the provisions, covenants, and indemnity obligations set forth in this Paragraph 14 are not subject to any exculpatory provision contained in any of the Loan Documents that might otherwise limit Grantee's recourse to the Mortgaged Property or to any other security for the indebtedness or that might otherwise limit Grantee's rights to a personal and/or deficiency judgment against Grantor. Grantor further acknowledges and agrees that the provisions of this Paragraph shall not be affected by the invalidity or unenforceability of any term or provision of the Loan Documents, by the death of Grantor (or in the event that Grantor is an entity, the dissolution or termination of such entity) or by the discharge, release or satisfaction of this Mortgage or the payment in full of the indebtedness secured hereby.

     (f) "Hazardous Materials Laws" means all applicable federal, state and local statutes, laws, ordinances, regulations, rules, orders, determinations, directives and permits relating to any "Hazardous Materials", including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Toxic Substances Control Act, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Federal Water Pollution Control Act, as amended and any so-called "Superfund" or "Superlien" law.

     (g) "Hazardous Materials" means, without limitation, asbestos, urea formaldehyde, polychlorinated biphenyl's, petroleum and petroleum based products, methane, radon, lead, any flammable substance or material, any explosive, any radioactive substance or material and any hazardous, dangerous, toxic or regulated waste, substance, pollutant, contaminant or material, including, without limitation, any substances or materials defined as or included within the definition of "hazardous substances," "hazardous wastes," "hazardous materials," or "toxic substances" under any Hazardous Materials Laws.

     (h) "Wetlands Laws" means, without limitation, 33 C.F.R. Sec. 328.3 and any comparable state and local law, statute, ordinances, rule or regulation.

     15. An "Event of Default" shall be deemed to have taken place within the meaning of this Mortgage if:

     (a) Default shall be made in making any payment, when due and within any applicable grace period, under the Note or on account of any other related indebtedness of Grantor to Grantee or to Comerica Bank;

     (b) Default shall be made in the performance or observance of any covenant, or agreement of Grantor herein contained, subject to the cure provisions of the Note which are incorporated herein by this reference;

     (c) Any representation, warranty, certification, or material information made or furnished to Grantee by or behalf of Grantor is incomplete, inaccurate or misleading in any material respect when made or furnished;

     (d) Subject to any applicable grace and notice and cure period specifically set forth in the applicable Loan Document, a default or event of default shall be made or shall have occurred in the performance or observance of any representation, warranty, covenant, condition or agreement on the part of Grantor to be kept or performed under the Note or under any other contract, agreement, note, mortgage, pledge agreement, guaranty or any other instrument or document now or hereafter executed and delivered by Grantor to evidence, to secure, or in connection with, any related indebtedness of Grantor to Grantee (including, without limitation, the Note);

     (e) Grantor shall abandon all or any part of the Mortgaged Property or shall sell, lease, convey or transfer (or contract to sell, lease, convey or transfer) all or any part of the Mortgaged

Property,  any interest of Grantor in
the Mortgaged Property or any interest in Grantor (if thereafter the Guarantors directly or indirectly own less than a controlling interest in Grantor) without first obtaining Grantee's written consent therefor;

     (f) Grantor shall assign all or any part of the rents, issues or profits of the Mortgaged Property other than to Grantee or Comerica Bank without first obtaining Grantee's written consent or, by the cancellation, surrender or modification of any existing lease (or in any other manner) the security for the payment of the indebtedness hereby secured shall be in any manner impaired and in any and every such case Grantee may proceed forthwith to enforce the same as hereinafter set forth.

     16. Upon the occurrence of an Event of Default, Grantee shall have the right, but not the obligation, to take possession of the Premises, rent the same and collect all rents due on the Premises, and after deducting Grantee's reasonable charges therefor, apply the proceeds to the payment of the Note and liabilities created by any of the agreements above recited, and may so continue to do until full payment and performance shall have been thus effected.

     17. Upon the occurrence of an Event of Default, foreclosure proceedings may be instituted, at the option of Grantee. In any such action, Grantee shall be entitled, without notice and without regard to the adequacy of the security of the debt, to the appointment of a receiver of the rents, issues and profits of the Mortgaged Property. If, in contemplation of legal proceedings, by reason of any default hereunder, Grantee shall incur any cost or expense for title examination, Grantee shall have an immediate claim against Grantor therefor together with a lien on the Mortgaged Property for the cost and expense thereof. In case of foreclosure, the Mortgaged Property may be offered for sale in one or more parcels at the election of Grantee.

     18. Grantee is authorized and empowered to do all things provided to be done by a mortgagee under Michigan law, and any amendments or supplements thereto. Without limiting the foregoing, Grantor hereby grants power to Grantee, upon the occurrence of any such Event of Default, to grant, bargain, sell, release and convey the Mortgaged Property at public auction or venue, and upon such sale to execute and deliver to the purchaser(s) instruments of conveyance pursuant to the terms hereof and to the applicable laws. Grantor acknowledges that the foregoing sentence confers a power of sale upon Grantee, and that upon any Event of Default this Mortgage may be foreclosed by advertisement as described below and in the applicable Michigan statutes. Grantor understands that upon the occurrence of any Event of Default, Grantee is hereby authorized and empowered to sell the Mortgaged Property, or cause the same to be sold and to convey the same to the purchaser in any lawful manner, including but not limited to that provided by Chapter 32 of the Revised Judicature Act of Michigan, entitled "Foreclosure of Mortgage by Advertisement," which permits Grantee to sell the Mortgaged Property without affording Grantor a hearing, or giving it actual personal notice. Grantor further acknowledges that Grantee, at its option, may choose to proceed with "Foreclosure of Mortgage by Advertisement" as set forth above or proceed with "Foreclosure by Court Action" pursuant to MSA 27A.3101.

     19. That the failure of Grantee to declare a forfeiture upon default in the performance of any of the conditions of this Mortgage or upon the happening of any of the events herein mentioned, shall not be a waiver of Grantee's rights at any time to declare such forfeiture nor shall such failure estop Grantee from asserting any rights hereunder, and Grantee may enforce any one or more of its rights or remedies successively or concurrently at its option.

     20. Grantor will pay all costs and expenses reasonably incurred by Grantee because of Grantor's failure to pay or perform Grantor's obligations hereunder, including reasonable attorneys' fees, with interest from the date of payment by Grantee of such cost or expense, until paid by Grantor, at a rate per annum equal to the Default Rate specified in the Note. Such amounts shall be payable by Grantor upon Grantee's demand and shall also be secured hereby.

     21. Grantor will immediately upon demand pay Grantee for the cost and expense of any appraisal of the Mortgaged Property obtained by Grantee on or after the date of this Mortgage if such appraisal is obtained by Grantee pursuant to the requirements of any law, statute, rule, regulation, interpretive ruling, opinion, or directive, whether now existing or hereafter arising, of any federal or State governmental agency or unit governing, regulating, or controlling the activities or business of Grantee.

     22. This Mortgage is and shall be at all times subordinate to and junior in right of priority to that certain Continuing Collateral Mortgage dated June 19, 2003, made by Grantor in favor of Grantee (the "Comerica Mortgage"); and for so long as the Comerica Mortgage shall remain unsatisfied, the rights of Grantee under Paragraphs 4, 5 and 9 hereof shall be subordinate to or not be exercisable by Grantee, as applicable, without the prior written consent of Comerica Bank.

     NOW, THEREFORE, if Grantor shall well and truly perform all the conditions of this Mortgage and pay the Note and all other liabilities which shall be secured hereby, then this Mortgage shall be void (except as otherwise provided herein to the contrary with respect to environmental matters), otherwise it shall remain in full force and effect.

     The  covenants   herein   contained   shall  bind  the  heirs,   executors,
administrators, successors, and assigns of Grantor, and any holder hereof shall succeed to all rights, powers, and options herein given to Grantee.



                            [SIGNATURES ON NEXT PAGE]

     IN WITNESS WHEREOF, Grantor has executed this Mortgage as of the day and year first above written.

                               CHESTERFIELD TOWN CENTER LLC,
                               a Michigan limited liability company

         _____             By: TRINITY OF MICHIGAN, LLC,
         _____                 a Michigan limited liability company,
         _____                 Member

         _____                 By:  Trinity Management, Inc.,
         _____                      a Michigan corporation,
         _____                      Its:Manager

         _____                      By: /s/ Carlo J. Catenacci
         _____                          Carlo J. Catenacci, President

         _____             By: GARLAND COMMONS, L.L.C.,
         _____                 a Michigan limited liability company,
         _____                 Member

         _____                 By:  GTR Garland, Inc.,
         _____                      a Michigan corporation,
         _____                      Its:Manager

         _____                      By: /s/ Gaetano T. Rizzo
         _____                          Gaetano T. Rizzo, President


STATE OF MICHIGAN          )
                                    )ss.
COUNTY OF MACOMB           )

     Before me, a Notary Public in and for said State and County, personally appeared Carlo J. Catenacci, the President of TRINITY MANAGEMENT, INC., a Michigan corporation, the Manager of TRINITY OF MICHIGAN, LLC, a Michigan limited liability company, a Member of CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company, who acknowledged that he did sign the foregoing instrument on behalf of said limited liability company and that the same is his free act and deed and the free act and deed of said limited liability company.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 30th day of April, 2003.

                            /s/ Tanya M.H. Wright
                           Notary Public

STATE OF MICHIGAN          )
                           )ss.
COUNTY OF MACOMB           )

     Before me, a Notary Public in and for said State and County, personally Gaetano T. Rizzo, the President of GTR GARLAND, INC., a Michigan corporation, the Manager of GARLAND COMMONS, L.L.C., a Michigan limited liability company, a Member of CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company, who acknowledged that he did sign the foregoing instrument on behalf of said limited liability company and that the same is his free act and deed and the free act and deed of said limited liability company.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 30th day of April, 2003.
                                            /s/ Tanya M.H. Wright
                                          Notary Public

This instrument prepared by:              When recorded return to:

Robert D. Mollhagen, Esq.                 KeyBank National Association
Howard & Howard Attorneys, P.C.           100 South Main Street
The Phoenix Building, Suite 500           Ann Arbor, Michigan  48104
222 North Washington Square               Attention: Real Estate Capital Client
Lansing, Michigan  48933                  Services

                                                     EXHIBIT A
                                                        to
                                               REAL ESTATE MORTGAGE


Portion of Lots I thru 7, inclusive of "Edsel Ford-Rosso Subdivision" as recorded in Liber 38 of Plats, page 13, Macomb County Records and part of the Northeast Quarter and Southeast Quarter of Section 31 and Part of the Northwest Quarter of Fractional Section 32, T.3N, R.14 E., Chesterfield Township, Macomb County, Michigan, being described as:

Commencing  at the  Northeast  comer of  Section  31 being  Northwest  corner of
Section 32; thence N.88 17'21"E. (recorded as N.88 12'43"E.) 361.20 feet along the North line of Fractional Section 32 to the Westerly Line of Private Claim 144, also being the West line of Industrial Park-21 Subdivision as recorded in Liber 86 of Plat's, pages 23 thru 25 Inclusive, Macomb County records; thence
S.02 25'07"W. 93_24 feet (recorded as S.02 25'32"W. 93.52 feet) along the West line of Private Claim 144 and the West line of said Industrial Park-21 to the point of beginning; thence continuing S.02 25"O7"W, 1461.13 feet (recorded as
S.02 25'32"W. 1461.62 feet also recorded as) along the West line of Private Claim 144 and the West line of said Industrial Park-21 , the West line of Industrial Park 21-2 as recorded in Libor 89 of Plats, pages 35 thru 37, inclusive, Macomb County records to the Southwest corner of said Industrial Park 21-2 and Northwest comer of Industrial Park 21-3 as recorded in Liber 90
of  Plats,  pages  28  thru  32,  inclusive,   Macomb  County  records;   thence
S.022 8'46"W. (recorded as S.02 28'58"W.) 337.70 feet along the West line of Private Claim 144 and the West line of "Industrial Park 21-3"; thence
N.85 50'37"W.  266.90 feet; thence S.145 8'20"W. 107.80 feet; thence 612.01 feet along a tangent curve to the right having a radius of 648.00 feet, a central angle of 54 06'49", and whose chord bears S.42 01'44"W. 589.52 feet; thence
450.10 feet (recorded as 449.80 feet) along a tangent curve to the left having a radius of 457.00 feet, a central angle of 56 25'50" (recorded as 56 23'36"), and whose chord bears S.40 52'14"W. 432.13 feet (recorded as S.40 53'21"W. 431.86 feet) to the East and West  Quarter  Line of Section  31;  thence  S.0l 28'36"E.
1241,25 feet  (recorded as  S.0l 27'52"E.  1241.05 feet);  thence  N.88'39'44"W.
93.08 feet; thence 5.01 23'16"W. 1295.34 feet (recorded as 1295.56 feet) to the North right of way of M-59 (Variable right of way); thence N.83 30'14"W, 26,61 feet (recorded as N.83 29'19"W.' 26_83 feet) along the North right of way line of M-59; thence S.88 04'03"W. 1420.41 feet along the North right of way of M-59 to the Southeasterly right of way of I-94 (Limited Access); thence N.46 55'58"W.
127.28 feet along the Southeasterly  right of way of 1-94; thence  N.0l 55'58"W.
279.57 feet along the Southeasterly  right of way of I-94; thence  N.14 48'47"W.
631.95 feet along the Southeasterly  right of way of I-94; thence  N.08 05'53"E,
603.00 feet along the Southeasterly right 9f way of 1-94; thence N.24 12'26"E. 1050.56 feet (recorded as N.24 12'13'E.1050.82 feet) along the Southeasterly right of way of 1-94 to the East and West Quarter line of Section 31; thence N.87"56'57"E. 102.65 feet; thence N.01 43'12"W. 211.26 feet (recorded as
N.01 38'59"W, 211.13 feet) to the Southeasterly right of way of 1-94 (Limited Access); thence N.24 11'37"E. 1710.04 feet (recorded as N.24 12'13"E. 1710.00 feet) along the Southeasterly right of way of 1-94; thence N.28 44'43"E. 187.31 feet (recorded as N.28 46'20"E. 187.37 feet) along the Southeasterly right of way of I-94; thence 29251 feet (recorded as 297.27 feet) along a tangent curve to the right having a radius 599.07 feet, a central angle of 28 2714" (recorded as 28 25'53") and whose chord is N.42 58'20"E. 294,46 feet (recorded as
N.42 59'16"E.  294.23 feet) along the Southeasterly right of way of I-94; thence
N.57 12'57"E.  695.12 feet  (recorded  as  N.57 12'13"E.  695.41 feet) along the
Southeasterly right of way of I-94; thence 335.63 feet (recorded as 335.59 feet) along a tangent curve to the right having a radius of 966.74 feet, a central angle of 19 53'30" (recorded as 19"53'22") and whose chord is N.67 09'42"E.
333.95 feet (recorded as N.67 08'54"E. 333.91 feet) along the Southeasterly right of way of 1-94 to the East line of Section 31 being the West line of
Section 32; thence 169.90 feet (recorded as 169.94 feet) continuing along a tangent curve to the right having a radius of 966.74 feet, a central angle of 10 04'11" (recorded as 10 04'19") and whose chord is N.82 08'32"E. 169.68 feet
(recorded as N.82 07'44"E. 169.72 feet) along the Southeasterly right of way of 1-94; thence N.87 10'38"E. 186.63 feet (recorded as N.87 09'53"E. 186.58 feet also recorded as 186.61 feet) along the Southeasterly right of way of I-94 (limited access) to the point of beginning.

 Parcel Identification Number:             09-31-402-004
                                           09-31-402-005
                                           09-31-402-006
                                           09-31-451-009
                                           09-31-451-011
                                           09-31-451-013
                                           09-31-451-015
                                           09-31-451-017
                                           09-31-451-019
                                           09-31-451-021
                                           09-31-251-003
                                           09-31-276-002
                                           09-31-226-003

Commonly known as: Vacant Land

                                                     EXHIBIT B
                                                        to
                                               REAL ESTATE MORTGAGE


                                                    Exceptions

     1. Continuing Collateral Mortgage in favor of Comerica Bank dated June 19, 2003.

     2. Rights of the public and of any governmental unit in any part thereof taken, used or deeded for street, road or highway purposes.

     3. Easement in favor of the Township of Chesterfield for sanitary sewer, as set forth in instrument(s) recorded in liber 6790, page 367, Macomb County Records, as to Parcel 1.

     4. Right-of-Way in favor of the County Drain Commissioner, over the east 60 feet of subject property, recorded in liber 2113, page 789, Macomb County Records, as to Parcel 1.

     5. Terms and conditions of a certain Easement Agreement for sewer facilities by and between the Township of Chesterfield and the Board of Water Commissioners, as recorded in liber 4166, page 924, liber 4166, page 934 and liber 4166, page 944, Macomb County Records, as to Parcel 1.

     6. Terms, conditions, covenants and restrictions, as reserved in instrument recorded in liber 3908, page 118, Macomb County Records, as to Parcel 1.

     7. Right of Way and Easement in favor of the County of Macomb, as set forth in instrument(s) recorded in liber 2481, page 176, Macomb County Records, as to Parcel 1.

     8. Terms, conditions, covenants, and restrictions, as reserved in instrument recorded in liber 1988, page 399, Macomb County Records, as to Parcel
1. BUT OMITTING ANY COVENANT OR RESTRICTION BASED ON RACE, COLOR, RELIGION, SEX, HANDICAP, FAMILIAL STATUS, OR NATIONAL ORIGIN.

     9. Terms, conditions and stipulations in favor of Michigan Department of Transportation, as recorded in liber 7145, page 183, in liber 7145, page 860 and in liber 7145, page 865, Macomb County Records, as to Parcels 2 and 3.

     10. Tucker Drain, as shown on County Tax Maps.

     11. Access Drive PVC Crossovers, C.I. Crossovers, C.I. Culverts, C.I. Pipes, C.I. Crossovers with valve boxes, inlet boxes, pump house, concrete slab, retaining wall and existing rate, as disclosed in a certain survey by Anderson, Eckstein and Westrick Inc., dated November 26, 2002 being Job No. 126-547, as to Parcel 1.

     12. Taxes constituting a lien against the Mortgaged Property which are not due and payable.

                                                                 [EXHIBIT 10.9]


                                INTERCREDITOR AND
                             SUBORDINATION AGREEMENT


     THIS INTERCREDITOR AND SUBORDINATION AGREEMENT (the "Agreement") is made as of April 30, 2003, by and among COMERICA BANK, a Michigan banking corporation ("Senior Lender"), KEYBANK NATIONAL ASSOCIATION, a national banking association ("Subordinate Lender"), and CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company ("Borrower").

                                    RECITALS

     A. Senior Lender has agreed to make a loan to Borrower in the aggregate principal sum of up to $5,940,000 (the "Senior Loan"), which Senior Loan is evidenced by that certain Promissory Note dated on or about June 19, 2003 (the "Senior Note") executed by Borrower and payable to Senior Lender or its order.

     B. Payments under the Senior Note are secured by, among other things, that certain Continuing Collateral Mortgage of even date with the Senior Note (the "Senior Mortgage"), executed by Borrower for the benefit of Senior Lender, to be recorded contemporaneously herewith with the Macomb County Register of Deeds, encumbering certain real property described more fully in Exhibit A attached hereto (the "Property"). The Property and all other property of Borrower securing the Senior Indebtedness is referred to herein as the "Senior Collateral." The Senior Note, the Senior Mortgage and all other documents and instruments evidencing and securing the Senior Loan as listed on Exhibit B attached hereto are herein after collectively referred to as the "Senior Documents." All amounts due under the Senior Note and any other Senior Loan Document are hereinafter referred to collectively as the "Senior Indebtedness."

     C. Subordinate Lender is the owner and holder of that certain Real Estate Mortgage, dated as of June 18, 2003 (the "Subordinated Mortgage"), executed by Borrower for the benefit of Subordinate Lender, and to be recorded contemporaneously herewith with the Macomb County Register of Deeds, encumbering the Property and securing indebtedness in the original principal amount of $1,700,000.00 (the "Subordinate Loan"). The Subordinate Loan is evidenced by that certain Promissory Note dated April 30, 2003 (the "Subordinate Note"). The Subordinate Note, the Subordinated Mortgage and all other documents evidencing and securing the Subordinated Loan as listed on Exhibit C attached hereto are hereinafter referred to collectively as the "Subordinate Loan Documents." All amounts due under the Subordinate Note and any other Subordinate Loan Document are hereinafter referred to collectively as the "Subordinate Indebtedness."

     D. The parties desire to set forth the certain agreements among them relating to the Senior Loan, the Senior Indebtedness, the Subordinate Loan and the Subordinate Indebtedness.

     NOW, THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto represent, warrant and agree as follows:

     1. Subordinate Loan Documents. Subordinate Lender represents and warrants that copies of the Subordinate Loan Documents previously delivered to Senior Lender represent all of the documents evidencing and securing the Subordinate
Indebtedness and that such previously delivered copies are true, correct and complete copies of such documents. The Subordinate Indebtedness shall not exceed a principal amount of $1,700,000.00.

     2. Senior Loan Documents. Senior Lender represents and warrants that copies of the Senior Loan Documents previously delivered to Subordinate Lender represent all of the documents evidencing and securing the Senior Indebtedness and that such previously delivered copies are true, correct and complete copies of such documents. The Senior Indebtedness shall not exceed a principal amount of $5,940,000.00.

     3. Subordination of Subordinate Mortgage. Subordinate Lender hereby agrees that the Subordinate Mortgage and all interests of Subordinate Lender in the Senior Collateral are and shall be subject and subordinate to the Senior Mortgage and all interests of Subordinate Lender in the Senior Collateral, including and to any and all amendments, modifications, extensions, replacements or renewals of the Senior Loan Documents, and to any and all advances heretofore made or hereafter to be made under the Senior Loan Documents pursuant to the terms thereof up to an aggregate principal amount of not more than $5,940,000.00, excluding protective advances pursuant to the Senior Loan Documents.

     4. Payments on Subordinate Indebtedness.  Notwithstanding the provisions of
Section 2 herein, Subordinate Lender shall be permitted to receive regularly scheduled payments as provided in the Subordinate Loan Documents.

     5. Payments Held in Trust. Until the Senior Indebtedness shall have been paid in full, in the event that Subordinate Lender receives any payment from Borrower or from any other source whatsoever constituting part of the Senior Collateral other than as expressly permitted by Senior Lender or the terms of this Agreement, such payment shall be received and held by Subordinate Lender in trust for Senior Lender and, upon request from Senior Lender, shall be promptly paid over by Subordinate Lender to Senior Lender up to the balance of the Senior Indebtedness.

     6. Insurance and Condemnation Proceeds. Subordinate Lender agrees that in the event of a casualty to any buildings or improvements constructed on the Property or a condemnation or taking under a power of eminent domain of all or any portion of the Property, the buildings or improvements thereon, or a threat of such a condemnation or taking, all payments and settlements of insurance claims or condemnation awards or payments in anticipation of condemnation or a taking shall be paid to Senior Lender or at Senior Lender's direction for use and application pursuant to the terms and provisions of the Senior Loan Documents; provided, that after payment in full of the Senior Indebtedness, any remaining sums from any of the foregoing sources shall be paid to Subordinate Lender to the extent of the Subordinate Indebtedness.

     7. Notices of Default.

     (a) Subordinate Indebtedness.

     (i) Notice. Subordinate Lender shall deliver to Senior Lender copies of any notice of default or other notice given or received by Subordinate Lender with respect to the Subordinate Indebtedness and Senior Lender shall have the right to cure any default under any of the Subordinate Loan Documents within the applicable cure period set forth in such Subordinate Loan Documents.

     (ii) Right to Cure; Notice to Borrower of Intent to Cure. Subordinate Lender agrees that Senior Lender shall have until the later of (x) the last day of any applicable cure period of Borrower with respect to such default or (y) a period of seven (7) business days following receipt of a Notice pursuant to
Section 7(a)(i), to cure such default. Senior Lender shall give Borrower not less than three (3) business days prior written notice of Senior Lender's intention to cure any such default.

     (b) Senior Indebtedness.

     (i) Notice. Senior Lender shall deliver to Subordinate Lender copies of any notice of any monetary default under or intent to accelerate or acceleration of the Senior Indebtedness ("Notice") and Subordinate Lender shall have the right to cure any default under the Senior Loan Documents within the applicable cure period set forth in the Senior Loan Documents.

     (ii) Right to Cure; Notice to Borrower of Intent to Cure. Senior Lender agrees that Subordinate Lender shall have until the later of (x) the last day of any applicable cure period of Borrower with respect to such default or (y) a period of seven (7) business days following receipt of a Notice pursuant to
Section 7(b)(i), to cure such default. Senior Lender shall give Borrower not less than three (3) business days prior written notice of Subordinate Lender's intention to cure any such default.



     8. Waiver of Subrogation Rights. Until such time as the Senior Indebtedness has been paid in full, Subordinate Lender waives and releases any and all rights of subrogation which it may have against the Property which subrogation would result in Subordinate Lender obtaining a priority equal or superior to the priority of the Senior Loan Documents for any funds which Subordinate Lender may advance either to cure defaults under the Senior Loan Documents or pay liens encumbering the Property or otherwise protect the lien of the Subordinate Loan Documents or any of them.

     9. Miscellaneous.

     (a) This Agreement shall inure to and be binding upon the successors and assigns of each of the parties hereto. The parties hereto shall execute such further documents or instruments and take such further action as may be necessary from time to time to carry out the intent of this Agreement.

     (b) Senior Lender shall not be prejudiced in its rights under this Agreement by any act or failure to act of Borrower, or Subordinate Lender, or any non-compliance of Borrower or Subordinate Lender with any agreement or obligation, regardless of any knowledge thereof which Senior Lender may have or with which Senior Lender may be charged; and no action of Senior Lender permitted hereunder shall in any way affect or impair the rights of Subordinate Lender and the obligations of Subordinate Lender under this Agreement. No delay on the part of Senior Lender or Subordinate Lender in the exercise of any rights or remedies shall operate as a waiver thereof, and no single or partial exercise by either of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy; nor shall any modification or waiver of any of the provisions of this Agreement be binding upon either except as expressly set forth in writing duly signed and delivered on behalf of the other.

     (c) All notices, demands and other communications in connection with this Agreement shall be in writing and shall be deemed to be given to or served upon the addressee thereof upon actual delivery to the addresses designated below for the parties, respectively, or 72 hours after the deposit thereof at any branch of the United States Post Office, certified or registered mail, postage prepaid, addressed as follows:

         If to Senior Lender:               Comerica Bank
                                            500 Woodward Avenue
                                            Detroit, Michigan 48226
                                            Attention:  Geoffrey N. Payne

         If to Subordinate Lender:          KeyBank National Association
                                            100 S. Main Street
                                            Ann Arbor, Michigan 48104
                                            Attention:  Real Estate Capital

         If to Borrower:                    Chesterfield Town Center LLC
                                            45000 River Ridge Drive, Suite 200
                                            Clinton Township, Michigan 48038
                                            Attention: Carlo J. Catenacci

                                            and

                                            GTR Builders, Inc.
                                            44899 Centre Court, Suite 101
                                            Clinton Township, Michigan  48038
                                            Attention:  Gaetano T. Rizzo

     By notice complying with this Section, each party may from time to time change the address to be subsequently applicable to it for the purpose of this Section.

     (d) This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan. Wherever possible each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

     (e) This Agreement shall terminate upon full and final payment of any and all amounts due under the Senior Indebtedness.

     (f) This Agreement may be executed in one or more counterparts, all of which together shall constitute a single document; and, a facsimile signature shall be effective as an original signature.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

SENIOR LENDER:                                       BORROWER:

COMERICA BANK,                      CHESTERFIELD TOWN CENTER LLC,
a Michigan banking corporation      a Michigan limited liability company

By:  /s/ Geoffrey N. Payne          By: TRINITY OF MICHIGAN, LLC,
     Geoffrey N. Payne              a Michigan limited liability company,
Its: Vice President                     Member

                                    By:  Trinity Management, Inc.,
SUBORDINATE LENDER:                 a Michigan corporation,
                                    Its:Manager
KEYBANK NATIONAL ASSOCIATION,
a national banking association      By: /s/ Carlo J. Catenacci
                                    Carlo J. Catenacci, President
By:  /s/ David F. Baker
     David F. Baker                 By: GARLAND COMMONS, L.L.C.,
Its: Senior Vice President          a Michigan limited liability company,
                                    Member

                                   By:  GTR Garland, Inc.,
                                    a Michigan corporation,
                                    Its:Manager

                                    By: /s/ Gaetano T. Rizzo
                                        Gaetano T. Rizzo, President

STATE OF MICHIGAN )
                  )ss.
COUNTY OF MACOMB  )

     The foregoing instrument was acknowledged before me this 19th day of June 2003, by Carlo J. Catenacci, President of TRINITY MANAGEMENT, INC., a Michigan corporation, Manager of TRINITY OF MICHIGAN, LLC, a Michigan limited liability company, Member of CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company, on behalf of it.

                                    /s/ John D. Bartley
                                                 , Notary Public
                                             County, Michigan
                                    My Commission Expires:

STATE OF MICHIGAN )
                  )ss.
COUNTY OF MACOMB  )

     The foregoing instrument was acknowledged before me this 19th day of June 2003, by Gaetano T. Rizzo, President of GTR GARLAND, INC., a Michigan corporation, Manager of GARLAND COMMONS, L.L.C., a Michigan limited liability company, Member of CHESTERFIELD TOWN CENTER LLC, a Michigan limited liability company, on behalf of it.

                                    /s/ John D. Bartley
                                                 , Notary Public
                                             County, Michigan
                                    My Commission Expires:

STATE OF MICHIGAN )
                  )ss.
COUNTY OF MACOMB  )

     The foregoing instrument was acknowledged before me this 19th day of June 2003, by Geoffrey N. Payne, Vice President of COMERICA BANK, a Michigan banking corporation, on behalf of it.

                                    /s/ John D. Bartley
                                                 , Notary Public
                                             County, Michigan
                                    My Commission Expires:

STATE OF MICHIGAN )
                  )ss.
COUNTY OF MACOMB  )

     The foregoing instrument was acknowledged before me this 19th day of June 2003, by David F. Baker, Senior Vice President of KEYBANK NATIONAL ASSOCIATION, a national banking association, on behalf of it. /s/ John D. Bartley , Notary Public County, Michigan My Commission Expires:

                                    EXHIBIT A
                                       TO
                                INTERCREDITOR AND
                             SUBORDINATION AGREEMENT

                                  The Property

     Portion of Lots I thru 7, inclusive of "Edsel Ford-Rosso Subdivision" as recorded in Liber 38 of Plats, page 13, Macomb County Records and part of the Northeast Quarter and Southeast Quarter of Section 31 and Part of the Northwest Quarter of Fractional Section 32, T.3N, R.14 E., Chesterfield Township, Macomb County, Michigan, being described as:

     Commencing at the Northeast comer of Section 31 being  Northwest  corner of
Section 32; thence N.88 17'21"E. (recorded as N.88 12'43"E.) 361.20 feet along the North line of Fractional Section 32 to the Westerly Line of Private Claim 144, also being the West line of "Industrial Park-21" Subdivision as recorded in Liber 86 of Plat's, pages 23 thru 25 Inclusive, Macomb County records; thence
S.02 25'07"W. 93_24 feet (recorded as S.02 25'32"W. 93.52 feet) along the West line of Private Claim 144 and the West line of said "Industrial Park-21" to the point of beginning; thence continuing S.02 25'O7"W, 1461.13 feet (recorded as
S.02 25'32"W. 1461.62 feet also recorded as) along the West line of Private Claim 144 and the West line of said "Industrial Park-21 ", the West line of "Industrial Park 21-2" as recorded in Libor 89 of Plats, pages 35 thru 37, inclusive, Macomb County records to the Southwest corner of said "Industrial Park 21-2" and Northwest comer of "Industrial Park 21-3" as recorded in Liber 90 of Plats, pages 28 thru 32, inclusive, Macomb County records; thence
S.02 28'46"W. (recorded as S.02 28'58"W.) 337.70 feet along the West line of Private Claim 144 and the West line of "Industrial Park 21-3"; thence
N.85 50'37"W.  266.90 feet; thence S.14 58'20"W. 107.80 feet; thence 612.01 feet along a tangent curve to the right having a radius of 648.00 feet, a central angle of 54 06'49", and whose chord bears S.42 01'44"W. 589.52 feet; thence
450.10 feet (recorded as 449.80 feet) along a tangent curve to the left having a radius of 457.00 feet, a central angle of 56 25'50" (recorded as 56 23'36"), and whose chord bears S.40 52'14"W. 432.13 feet (recorded as S.40 53'21"W. 431.86 feet) to the East and West  Quarter  Line of Section  31;  thence  S.0l 28'36"E.
1241,25 feet  (recorded as  S.0l 27'52"E.  1241.05 feet);  thence  N.88'39'44"W.
93.08 feet; thence 5.01 23'16"W. 1295.34 feet (recorded as 1295.56 feet) to the North right of way of M-59 (Variable right of way); thence N.83 30'14"W, 26,61 feet (recorded as N.83 29'19"W.' 26_83 feet) along the North right of way line of M-59; thence S.88 04'03"W. 1420.41 feet along the North right of way of M-59 to the Southeasterly right of way of I-94 (Limited Access); thence N.46 55'58"W.
127.28 feet along the Southeasterly  right of way of 1-94; thence  N.0l 55'58"W.
279.57 feet along the Southeasterly  right of way of I-94; thence  N.14 48'47"W.
631.95 feet along the Southeasterly  right of way of I-94; thence  N.08 05'53"E,
603.00 feet along the Southeasterly right 9f way of 1-94; thence N.24 12'26"E. 1050.56 feet (recorded as N.24 12'13"E.1050.82 feet) along the Southeasterly right of way of 1-94 to the East and West Quarter line of Section 31; thence N.87"56'57"E. 102.65 feet; thence N.01 43'12"W. 211.26 feet (recorded as
N.01 38'59"W, 211.13 feet) to the Southeasterly right of way of 1-94 (Limited Access); thence N.24 11'37"E. 1710.04 feet (recorded as N.24 12'13"E. 1710.00 feet) along the Southeasterly right of way of 1-94; thence N.28 44'43"E. 187.31 feet (recorded as N.28 46'20"E. 187.37 feet) along the Southeasterly right of way of I-94; thence 29251 feet (recorded as 297.27 feet) along a tangent curve to the right having a radius 599.07 feet, a central angle of 28 2714" (recorded as 28 25'53") and whose chord is N.42 58'20"E. 294,46 feet (recorded as
N.42 59'16"E.  294.23 feet) along the Southeasterly right of way of I-94; thence
N.57 12'57"E.  695.12 feet  (recorded  as  N.57 12'13"E.  695.41 feet) along the
Southeasterly right of way of I-94; thence 335.63 feet (recorded as 335.59 feet) along a tangent curve to the right having a radius of 966.74 feet, a central angle of 19 53'30" (recorded as 19"53'22") and whose chord is N.67 09'42"E.
333.95 feet  (recorded as

N.67 08'54"E. 333.91 feet) along the Southeasterly right of way of 1-94 to the East line of Section 31 being the West line of
Section 32; thence 169.90 feet (recorded as 169.94 feet) continuing along a tangent curve to the right having a radius of 966.74 feet, a central angle of 10 04'11" (recorded as 10 04'19") and whose chord is N.82 08'32"E. 169.68 feet
(recorded as N.82 07'44"E. 169.72 feet) along the Southeasterly right of way of 1-94; thence N.87 10'38"E. 186.63 feet (recorded as N.87 09'53"E. 186.58 feet also recorded as 186.61 feet) along the Southeasterly right of way of I-94 (limited access) to the point of beginning.

 Parcel Identification Number:             09-31-402-004
                                           09-31-402-005
                                           09-31-402-006
                                           09-31-451-009
                                           09-31-451-011
                                           09-31-451-013
                                           09-31-451-015
                                           09-31-451-017
                                           09-31-451-019
                                           09-31-451-021
                                           09-31-251-003
                                           09-31-276-002
                                           09-31-226-003

Commonly known as: Vacant Land

                                    EXHIBIT B
                                       TO
                                INTERCREDITOR AND
                             SUBORDINATION AGREEMENT

                          List of Senior Loan Documents


     1. Promissory Note executed by Borrower and payable to the order of Lender.
2. Mortgage executed by Borrower in favor of Lender.

     3. Collateral Assignment of Contract Rights executed by Borrower in favor of Lender.

     4. Guaranty executed by Gaetano Rizzo and the Gaetano Rizzo Trust, Carlo Catenacci and the Carlo Catenacci Trust and Joseph Catenacci and the Joseph Catenacci Trust in favor of Lender.

                                    EXHIBIT C
                                       TO
                                INTERCREDITOR AND
                             SUBORDINATION AGREEMENT


                                        List of Subordinate Loan Documents


     1. Promissory Note dated June 18, 2003, in the original principal amount of $1,700,000.00 executed by Borrower and payable to the order of Principal.

     2. Real Estate Mortgage dated June 18, 2003, executed by Borrower in favor of Principal pertaining to premises located in Chesterfield Township, Macomb County, Michigan.

     3. Payment Guaranty dated June 18, 2003, executed by Gaetano T. Rizzo, individually and as trustee of the Gaetano T. Rizzo Living Trust Under Agreement Dated August 30, 1983, as amended, in favor of Principal.

     4. Payment Guaranty dated June 18, 2003, executed by Carlo J. Catenacci, individually and as trustee of the Carlo John Catenacci Revocable Trust u/a/d February 20, 1978, as amended by amendments dated January 1, 1997, September 3, 1997, December 22, 1999 and December 23, 1999, in favor of Principal.

     5. Payment Guaranty dated June 18, 2003, executed by Joseph E. Catenacci, individually and as trustee of the Joseph E. Catenacci Revocable Trust u/a/d February 13, 1978, as amended by amendments dated January 1, 1997 and September 3, 1997, in favor of Principal.

                                                                   EXHIBIT 21

             LIST OF SUBSIDIARIES


Name                                                    State of Incorporation
USM Venture, Inc.                                                Michigan
EN-S-P Rockies                                                   Michigan
E. Development Corporation                                       Michigan
Estrupan Corporation                                             Michigan

Exhibit 31

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY

I, Clifton S. Crockatt, Chief Executive Officer of U.S. Mutual Financial Corporation, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of U.S. Mutual Financial Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have;

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 26, 2004        /s/ Clifton S. Crockatt
                            Clifton S. Crockatt
                            Chief Executive Officer
                            (Principal Executive Officer)

I, Dennis M. Agresta, Senior Vice President - Finance of U.S. Mutual Financial Corporation, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of U.S. Mutual Financial Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have;

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date: March 26, 2004    /s/ Dennis M. Agresta
                        Dennis M. Agresta
                        Senior Vice President - Finance
                        (Principal Financial Officer)

Exhibit 32

                              CERTIFICATION OF THE
          PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Clifton S. Crockatt, the CEO of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation

Date: March 26, 2004    /s/ Clifton S. Crockatt
                        Clifton S. Crockatt
                        Chief Executive Officer


        I, Dennis M. Agresta, the Senior Vice President-Finance of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation

Date: March 26, 2004    /s/ Dennis M. Agresta
                        Dennis M. Agresta
                        Senior Vice President - Finance