Form 10QSB
period 2003-03-31
U S MUTUAL FINANCIAL CORP
filed 2004-05-14
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934

         For the quarterly period ended March 31, 2003


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-12123

                        U.S. MUTUAL FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Michigan                                38-2459626
           --------                               ----------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation or Organization)


                     3220 Coolidge, Berkley, Michigan 48072
                    (Address of Principal Executive Offices)

                                 (248) 542-6111
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at May 11, 2003, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___   No X

                        U.S. MUTUAL FINANCIAL CORPORATION
                                   FORM 10-QSB
                      For the quarter ended March 31, 2003

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets...........................      3
                  Consolidated Statements of Operations.................      4
                  Consolidated Statements of Cash Flows.................      5
                  Notes to the Consolidated Financial Statements........      6
         Item 2.   Management's Discussion and Analysis.................      8
         Item 3.   Controls and Procedures..............................      9

PART II - Other Information

         Item 1.   Legal Proceedings....................................     10
         Item 2.   Changes in Securities and Use of Proceeds............     10
         Item 3.   Defaults Upon Senior Securities......................     10
         Item 4.   Submission of Matters to a Vote of Security Holders..     10
         Item 5.   Other Information:...................................     10
         Item 6.   Exhibits and Reports on Form 8-K.....................     10

Signatures..............................................................     11

                    ------------------------------

Preliminary Note

U.S. Mutual Financial Corporation (the "Company") filed its Form 10-KSB for the year ended December 31, 2003, on April 1, 2004. As described in the Form 10-KSB, from 1986 through December 31, 2003, the Company's activities were limited to liquidating its portfolio of land contracts, developed and undeveloped real estate, and other assets to enable the Company to pay its obligations and to accumulate cash reserves in order to position the Company to resume operations by acquiring other businesses. During this time, the Company also prevailed in or settled all of the legal proceedings in which the Company was involved.

As described in note 2 to the Financial Statements included in this report on Form 10-QSB, in June 2003 the Company sold its last remaining parcel of undeveloped real estate. Prior to the sale of the real estate, the Company lacked sufficient liquidity to retain accountants, auditors or legal counsel necessary or required to file the reports required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on a timely basis between April 1992 until the filing of the Form 10-KSB for the year ended December 31, 2003. At this time the Company is filing its reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. The Company has determined that (a) the cost of preparing and auditing its financial statements for fiscal years 1989 through 2001, (b) the amount of legal fees that would be required to be expended, and (c) the amount of management time and resources that would be required in order to prepare and file its Exchange Act reports for the periods between September 30, 1990, and December 31, 2002, would be prohibitive and would not be justified in light of the age of the information and its lack of relevancy to the Company's current financial condition and operations. The Company therefore does not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended December 31, 2002.


PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                                          U.S. MUTUAL FINANCIAL CORPORATION
                                             Consolidated Balance Sheets
                                   March 31, 2003 (Unaudited) and December 31, 2002

                                                                                March 31,              December 31,
                                                                                   2003                    2002
                                                                           ---------------------   ---------------------
ASSETS
Cash                                                                             $       11,827          $        3,045
Accounts receivable                                                                       3,000                   3,000
Real estate investment (See Note 2)                                                     953,372                 947,431
Escrowed funds                                                                          191,630                 217,900
                                                                                ----------------        ----------------
       Total Assets                                                               $    1,159,829          $    1,171,376
                                                                                ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage payable                                                               $      391,000          $      331,000
  Accrued expenses and other liabilities                                                177,890                 177,629
                                                                                ----------------        ----------------
     Total Liabilities                                                                  568,890                 508,629

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued:  4,520,254 shares                                                        4,520,254               4,520,254
  Additional paid-in-capital                                                         24,170,092              24,170,092
  Accumulated deficit                                                              (28,099,407)            (28,027,597)
                                                                                ----------------        ----------------
     Total Stockholders' Equity                                                         590,939                 662,747
                                                                                ----------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                         $   1,159,829           $    1,171,376
                                                                                ================        ================

The accompanying notes are an integral part of the consolidated financial statements.



                                            U.S. MUTUAL FINANCIAL CORPORATION
                                          Consolidated Statements of Operations
                                   For the Three-Month Periods Ended March 31, 2003 and 2002
                                                     (Unaudited)



                                                                          For the Three-Month
                                                                        Periods Ended March 31,
                                                                     -----------------------------
                                                                        2003              2002
                                                                     -----------      ------------
 REVENUES
   Other revenue                                                    $     4,500     $       4,500
                                                                  --------------    --------------
      Total revenues                                                      4,500             4,500
                                                                  --------------    --------------
 EXPENSES
  Interest on borrowed funds                                             13,122                 -
  General and administrative expenses                                    63,188            16,734
                                                                  --------------    --------------
      Total expenses                                                      76,310            16,734
                                                                  --------------    --------------
LOSS BEFORE FEDERAL INCOME TAXES                                       (71,810)          (12,234)
FEDERAL INCOME TAX CREDIT                                                     -                 -
                                                                  --------------    --------------
NET LOSS                                                            $  (71,810)     $    (12,234)
                                                                  ==============    ==============


Net loss per common share (basic and diluted)                       $    (0.02)     $        0.00
                                                                  ==============    ==============
Weighted average shares outstanding (basic and diluted)               4,520,254         4,520,254
                                                                  ==============    ==============



   The accompanying notes are an integral part of the consolidated financial statements.


                                      U.S. MUTUAL FINANCIAL CORPORATION
                                    Consolidated Statements of Cash Flows
                          For the Three Month Periods Ended March 31, 2003 and 2002

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                           ------------------------------------
                                                                                  2003               2002
                                                                           -----------------   ----------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                    $      (71,810)     $     (12,234)
Cash Flows from Operating Activities:
   Decrease  in  receivables                                                              -             13,500
   Increase (decrease) in accrued expenses and other liabilities                        261           (12,713)
                                                                           -----------------   ----------------
     Net cash provided by operating activities                                     (71,549)           (11,447)
                                                                           -----------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES
Payment of taxes on real estate investment                                          (5,939)                  -
                                                                           -----------------   ----------------
   Net cash used in investing activities                                            (5,939)                  -
                                                                           -----------------   ----------------

CASH FLOW USED IN FINANCING ACTIVITIES
Proceeds from escrowed funds                                                         26,270                  -
Proceeds from long-term debt                                                         60,000                  -
                                                                           -----------------   ----------------
   Net cash used in financing activities                                             86,270                  -
                                                                           -----------------   ----------------
     Net change in cash and cash equivalents                                            8,782           (11,447)
Cash and cash equivalents:
     Beginning of period                                                              3,045             15,032
                                                                           -----------------   ----------------
     End of period                                                          $        11,827     $        3,585
                                                                           =================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                  $        13,122     $            -
                                                                           =================   ================


The accompanying notes are an integral part of the consolidated financial statements


                              U.S. MUTUAL FINANCIAL
                                  CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of U.S. Mutual Financial Corporation (USMFC) and its wholly-owned subsidiaries (USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation). Significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

NATURE OF OPERATIONS

U.S. Mutual Financial Corporation is a former savings and loan holding company that has operated under a corporate restructuring plan since 1986. The corporate restructuring was necessary following the loss of the Company's savings and loan subsidiary, USM Savings Bank, F.S.B. (USMSB), in November 1985 through regulatory action by the Federal Savings and Loan Insurance Corporation (FSLIC). The Company was dependent upon USMSB for cash flow, and the Company's shareholding in USMSB was its principal asset.

In March 1986, management implemented a corporate restructuring plan that was designed to generate the liquidity (cash flow) necessary to retire demand notes due to banks, to meet current obligations, and to fund numerous legal proceedings in which the Company was involved. The Company's activities since 1986 have been limited to these corporate restructuring activities, which primarily consisted of marketing the Company's assets to build liquidity.

The primary strategic objective of the Company is to complete the restructuring of the Company and to position the Company for future recapitalization through direct capital investments and/or mergers and acquisitions.

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

REAL ESTATE INVESTMENTS

Real estate investments consisted of property acquired for development and sale at December 31, 2002. Real estate investments were carried at the lower of cost or estimated net realizable value at December 31, 2002. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. In June 2003, the Company sold its remaining real estate investments. See note 2 for additional information.

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

EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding, which were 4,520,254 for the three months ended March 31, 2003 and 2002. There are no dilutive shares.

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

On June 18, 2003, the Company sold its remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan, to a non-related party for cash and a participation interest in a note receivable. The Company sold the real estate for approximately $2.1 million and, after payment of expenses of sale (approximately $76,000) and loans on the real estate (approximately $470,000), received aggregate net proceeds of approximately $1,559,000 consisting of (a) approximately $1,108,000 in cash and
(b) approximately $451,000, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on both the real estate and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or (b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. This parcel previously totaled 112 acres, the other portions of which were disposed of in years prior to 2002.

Item 2. Management's Discussion and Analysis

For a description of the Company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three months ended March 31, 2003, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report.

Forward-Looking Statements
This report on Form 10-QSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect the Company's results and achievements and cause them to differ materially from those contained in the forward-looking statements include factors that the Company currently is unable to identify or quantify, but that may exist in the future. Such factors may affect generally the Company's business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements included in this report.

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

Results of Operations

Total revenue was $4,500 in each of the three months ended March 31, 2003, and March 31, 2002. Revenue in the three months ended March 31, 2003 and 2002 consisted primarily of software licensing fees.

The Company incurred interest expense of $13,122 related to long-term debt on its real estate assets in the three months ended March 31, 2003, as compared with no interest expense in the three months ended March 31, 2002.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $63,188 for the three months ended March 31, 2003, as compared with $16,734 for the three months ended March 31, 2002.

The Company recorded no income tax expense for the three months ended March 31, 2003, and March 31, 2002. As of December 31, 2002, the Company has available net operating loss carryforwards totaling approximately $2,653,000. Because of the uncertainty as to whether the Company will generate taxable income in the future, the Company has recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

The Company recorded a net loss of $(71,810), or $(0.02) per share, in the three months ended March 31, 2003, as compared with a net loss of $(12,234), or $(0.00) per share, in the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company's cash balance increased from $3,045 at December 31, 2002 to $11,827 at March 31, 2003, primarily as a result of the net proceeds from long term debt incurred during the first quarter of fiscal 2003.

The Company's long term debt increased from $331,000 at December 31, 2002 to $391,000 at March 31, 2003 as a result of new debt incurred in the first quarter of fiscal 2003. The Company has no special purpose entities or off balance sheet financing arrangements, commitments or guarantees.

The Company believes that it has access to capital that will be sufficient to fund its operations for the next 12 months. The Company, however, may require additional capital in the future. There can be no assurance that such additional capital will be available at all or, if available, that the Company will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that the Company requires to fund its ongoing operations and its growth strategy could have a material adverse affect on the Company's business, operating results, and prospects.

Item 3.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The Company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of March 31, 2003, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, made at the end of the period, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company's periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

The Company's management is aware that there is a lack of segregation of duties due to the small number of personnel dealing with general administrative and financial matters. The Company's management, however, has determined that, considering the personnel involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding personnel to clearly segregate duties does not justify the expenses associated with such increases.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         There are no pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other information

         None

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

               Exhibit
               Number       Description

                31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                32 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               U.S. MUTUAL FINANCIAL CORPORATION

Date:    May 12, 2004          /s/ Clifton S. Crockatt
                               --------------------------------------------
                               Clifton S. Crockatt
                               President and Chief Executive Officer (Principal
                                         Executive Officer)

Date:    May 12, 2004          /s/ Dennis M. Agresta
                               --------------------------------------------
                               Dennis M. Agresta
                               Senior Vice President - Finance and Treasurer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number        Description


31       Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                                             Exhibit 31


                      CERTIFICATION OF PRINCIPAL EXECUTIVE
                         OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt certify that:

1) I have reviewed this quarterly report on Form 10-QSB of U.S. Mutual Financial Corporation.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2004                  /s/ Clifton S. Crockatt
                                     ----------------------------------
                                    Clifton S. Crockatt
                                     President and Chief Executive Officer

                      CERTIFICATION OF PRINCIPAL FINANCIAL
                         OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis M. Agresta certify that:

1) I have reviewed this quarterly report on Form 10-QSB of U.S. Mutual Financial Corporation.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2004                /s/ Dennis M. Agresta
                                  --------------------------------------------
                                  Dennis M. Agresta
                                  Senior Vice-President - Finance and Treasurer

                                                            Exhibit 32




                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation.

         Date: May 12, 2004         /s/ Clifton S. Crockatt
                                    --------------------------
                                    Clifton S. Crockatt
                                    Chief Executive Officer



            I, Dennis M. Agresta, the Senior Vice President-Finance of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation.

         Date: May 12, 2004         /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Senior Vice President - Finance