Form 10QSB
period 2003-09-30
U S MUTUAL FINANCIAL CORP
filed 2004-05-14
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934

         For the quarterly period ended September 30, 2003


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-12123

                        U.S. MUTUAL FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Michigan                                  38-2459626
         --------                                  ----------
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

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at May 11, 2004, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X

                        U.S. MUTUAL FINANCIAL CORPORATION
                                   FORM 10-QSB
                    For the quarter ended September 30, 2003

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets.............................    3
                  Consolidated Statements of Operations...................    4
                  Consolidated Statements of Cash Flows...................    5
                  Notes to the Consolidated Financial Statements..........    6
         Item 2.   Management's Discussion and Analysis...................    8
         Item 3.   Controls and Procedures................................   10

PART II - Other Information

         Item 1.   Legal Proceedings......................................   11
         Item 2.   Changes in Securities and Use of Proceeds..............   11
         Item 3.   Defaults Upon Senior Securities........................   11
         Item 4.   Submission of Matters to a Vote of Security Holders....   11
         Item 5.   Other Information:.....................................   11
         Item 6.   Exhibits and Reports on Form 8-K.......................   11

Signatures................................................................   12

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

PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                                           U.S. MUTUAL FINANCIAL CORPORATION
                                              Consolidated Balance Sheets
                                  September 30, 2003 (Unaudited) and December 31, 2002

                                                                              September 30,            December 31,
                                                                                   2003                    2002
                                                                           ---------------------   ---------------------
ASSETS
Cash                                                                             $    1,082,798          $        3,045
Accounts receivable                                                                       9,000                   3,000
Real estate investment (See note 2)                                                           -                 947,431
Escrowed funds                                                                                -                 217,900
Note receivable                                                                         450,500                       -
                                                                                ----------------        ----------------
      Total Assets                                                               $    1,542,298          $    1,171,376
                                                                                ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage payable                                                               $            -          $      331,000
  Accrued expenses and other liabilities                                                 72,681                 177,629
                                                                                ----------------        ----------------
     Total Liabilities                                                                   72,681                 508,629

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued: 4,520,254 shares                                                         4,520,254              4,520,254
  Additional paid-in-capital                                                         24,170,092              24,170,092
  Accumulated deficit                                                              (27,220,729)            (28,027,597)
                                                                                ----------------        ----------------
 -
     Total Stockholders' Equity                                                       1,469,617                 662,747
                                                                                ----------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    1,542,298          $     1,171,376
                                                                                ================        =================



The accompanying notes are an integral part of the consolidated financial statements.




                                           U.S. MUTUAL FINANCIAL CORPORATION
                                          Consolidated Statements of Operations
                      For the Three-Month and Nine-Month Periods Ended September 30, 2003 and 2002
                                                      (Unaudited)

                                                       For the Three-Month Periods          For the Nine-Month Periods
                                                           Ended September 30,                 Ended September 30,
                                                     --------------------------------     ------------------------------
                                                          2003             2002                 2003          2002
                                                     --------------  ----------------     ------------------------------
 REVENUES
   Interest Income                                    $      6,736    $            -        $      6,736   $          -
   Gain on sale of real estate                                   -                 -           1,073,634              -
   Other revenue                                             4,500             9,000              10,500         18,000
                                                     --------------  ----------------     --------------- --------------
      Total revenues                                        11,236             9,000           1,090,870         18,000
                                                     --------------  ----------------     --------------- --------------
EXPENSES
  Interest on borrowed funds                                     -                 -              31,732              -
  General and administrative expenses                       56,461             9,675             252,268         38,266
                                                     --------------  ----------------     --------------- --------------
     Total expenses                                         56,461             9,675             284,000         38,266
                                                     --------------  ----------------     --------------- --------------

INCOME (LOSS) BEFORE FEDERAL
INCOME TAXES                                              (45,225)             (675)             806,869   $   (20,266)
FEDERAL INCOME TAX CREDIT                                        -                 -                   -              -
                                                     --------------  ----------------     --------------- --------------
NET INCOME (LOSS)                                     $   (45,225)    $        (675)        $    806,869   $   (20,266)
                                                     --------------  ----------------        ------------ --------------

Net income (loss) per common share (basic and
diluted)                                              $       0.01    $         0.00        $       0.18         (0.00)
                                                     ==============  ================     =============== ==============

Weighted average shares outstanding (basic and
diluted                                                  4,520,254         4,520,254           4,520,254      4,520,254



   The accompanying notes are an integral part of the consolidated financial statements.





                                          U.S. MUTUAL FINANCIAL CORPORATION
                                        Consolidated Statements of Cash Flows
                            For the Nine Month Periods Ended September 30, 2003 and 2002

                                                                                 Nine Months Ended September 30,
                                                                             -----------------------------------------
                                                                                     2003                 2002
                                                                             ---------------------  ------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                $        806,869    $       (20,266)
Cash Flows from Operating Activities:
   Gain on sale of real estate investment                                             (1,073,634)                   -
   Decrease (increase) in receivables                                                     (6,000)              21,000
   Increase (decrease) in accrued expenses and other liabilities                        (104,946)            (12,713)
                                                                                ------------------ -------------------
       Net cash used in operating activities                                            (377,711)            (11,979)
                                                                                ------------------ -------------------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investing activity                                    1,570,564                   -
                                                                                ------------------ -------------------
   Net cash provided by investing activities                                            1,570,564                   -
                                                                                ------------------ -------------------

CASH FLOW USED IN FINANCING ACTIVITIES
Proceeds from escrowed funds                                                              217,900                   -
Proceeds from long-term debt                                                              274,000                   -
Repayment of long term debt                                                             (605,000)                   -
                                                                                ------------------ -------------------
   Net cash used in financing activities                                                (113,100)                   -
                                                                                ------------------ -------------------
   Net change in cash and cash equivalents                                              1,079,753            (11,979)
Cash and cash equivalents:
   Beginning of period                                                                      3,045              15,032
                                                                                ------------------ -------------------
   End of period                                                                 $      1,082,798    $          3,053
                                                                                ================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                         $         31,732    $              -
                                                                                ================== ===================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY
  Note receivable issued in connection with sale of Real estate investment      $         450,500    $              -
                                                                                ================== ===================

The accompanying notes are an integral part of the consolidated financial statements.

                              U.S. MUTUAL FINANCIAL
                                  CORPORATION.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of U.S. Mutual Financial Corporation (USMFC) and its wholly-owned subsidiaries (USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation). Significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

RESTRICTED FUNDS

Amounts held in escrow represented funds restricted for interest, taxes and insurance obligations in connection with the Company's mortgage note payable.

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

EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding, which were 4,520,254 for the three months and nine months ended September 30, 2003 and 2002. There are no dilutive shares.

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

On June 18, 2003, the Company sold its remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan, to a non-related party for cash and a participation interest in a note receivable. The Company sold the real estate for approximately $2.1 million and, after payment of expenses of sale (approximately $76,000) and loans on the real estate ( approximately $470,000), received aggregate net proceeds of approximately $1,559,000 consisting of (a) approximately $1,108,000 in cash and
(b) approximately $451,000, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on both the real estate and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or (b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. This parcel previously totaled 112 acres, the other portions of which were disposed of in years prior to 2002.

Item 2. Management's Discussion and Analysis

For a description of the Company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three months and nine months ended September 30, 2003, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report.

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

Sale of Real Estate

On June 18, 2003, the Company sold its remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan, to a non-related party for cash and a participation interest in a note receivable. The Company sold the real estate for approximately $2.1 million and, after payment of expenses of sale (approximately $76,000) and loans on the real estate ( approximately $470,000), received aggregate net proceeds of approximately $1,559,000 consisting of (a) approximately $1,108,000 in cash and
(b) approximately $451,000, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on both the real estate and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or (b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. This parcel previously totaled 112 acres, the other portions of which were disposed of in years prior to 2002.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Total revenue was $11,236 in the three months ended September 30, 2003, as compared with total revenue of $9,000 in the three months ended September 30, 2002. Revenue for the three months ended September 30, 2003, consisted primarily of interest income and software licensing fees. Revenue for the three months ended September 30, 2002, consisted primarily of software licensing fees.

The Company incurred no interest expense related to long-term debt on its real estate assets in the three months ended September 30, 2003 or 2002.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $56,461 for the three months ended September 30, 2003, as compared with $9,675 for the three months ended September 30, 2002.

The Company recorded no income tax expense in for the nine months ended September 30, 2003. As of December 31, 2002, the Company has available net operating loss carryforwards totaling approximately $2,653,000. Because of the uncertainty as to whether the Company will generate taxable income in the future, the Company has recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

The Company recorded a net loss of $(45,225), or $(0.01) per share, in the three months ended September 30, 2003, as compared with a net loss of $(675), or $(0.00) per share, in the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002

Total revenue was $1,090,870 in the nine months ended September 30, 2003, as compared with total revenue of $18,000 in the nine months ended September 30, 2002. Revenue for the nine months ended September 30, 2003 consisted primarily of proceeds from the sale of the 59.49 acre parcel of undeveloped real estate, which was the Company's remaining significant non-liquid asset. Revenue for the nine months ended September 30, 2002 consisted primarily of software licensing fees.

The Company incurred interest expense of $31,732 related to long-term debt on its real estate assets in the nine months ended September 30, 2003, as compared with no interest expense in the nine months ended September 30, 2002.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $252,268 for the nine months ended September 30, 2003, as compared with $38,266 for the nine months ended September 30, 2002.

The Company recorded no income tax expense for the nine months ended September 30, 2003. As of December 31, 2002, the Company has available net operating loss carryforwards totaling approximately $2,653,000. Because of the uncertainty as to whether the Company will generate taxable income in the future, the Company has recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

The Company recorded net income of $806,869, or $0.18 per share, in the nine months ended September 30, 2003, as compared with a net loss of $(20,266), or $(0.00) per share, in the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company's cash balance increased from $3,045 at December 31, 2002 to $1,082,798 at September 30, 2003, primarily as a result of the net proceeds from the sale of real estate in June 2003, offset by payoff of long-term debt secured by the real estate that the Company sold.

The Company currently has no long-term debt and has no arrangements or commitments in place for debt financing. The Company has no special purpose entities or off balance sheet financing arrangements, commitments or guarantees.

The Company believes that its current workings to capital will be sufficient to fund its operations for the next 12 months. The Company, however, may require additional capital in the future. There can be no assurance that such additional capital will be available at all or, if available, that the Company will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that the Company requires to fund its ongoing operations and its growth strategy could have a material adverse affect on the Company's business, operating results, and prospects.

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

The Company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of September 30, 2003, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, made at the end of the period, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company's periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

Date:    May 12, 2004         /s/ Dennis M. Agresta
                              -------------------------------------------
                              Dennis M. Agresta
                              Senior Vice President - Finance and Treasurer
                              (Principal Financial and Accounting Officer)

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

                                                        Exhibut 32


                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation

         Date: May 12, 2004         /s/ Clifton S. Crockatt
                                    --------------------------
                                   Clifton S. Crockatt
                                   Chief Executive Officer



            I, Dennis M. Agresta, the Senior Vice President-Finance of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation

         Date: May 12, 2004         /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Senior Vice President - Finance