Form 10QSB
period 2004-03-31
U S MUTUAL FINANCIAL CORP
filed 2004-05-14
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934

         For the quarterly period ended March 31, 2004


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-12123

                        U.S. MUTUAL FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Michigan                                   38-24596
           --------                                  ----------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)


                     3220 Coolidge, Berkley, Michigan 48072
                    (Address of Principal Executive Offices)

                                 (248) 542-6111
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at May 11, 2004, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___   No X

                        U.S. MUTUAL FINANCIAL CORPORATION
                                   FORM 10-QSB
                      For the quarter ended March 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets............................      3
                  Consolidated Statements of Operations..................      4
                  Consolidated Statements of Cash Flows..................      5
                  Notes to the Consolidated Financial Statements.........      6
         Item 2.   Management's Discussion and Analysis..................      9
         Item 3.   Controls and Procedures...............................     16

PART II - Other Information

         Item 1.   Legal Proceedings.....................................     18
         Item 2.   Changes in Securities and Use of Proceeds.............     18
         Item 3.   Defaults Upon Senior Securities.......................     18
         Item 4.   Submission of Matters to a Vote of Security Holders...     18
         Item 5.   Other Information:....................................     18
         Item 6.   Exhibits and Reports on Form 8-K......................     18

Signatures...............................................................     19

                    --------------------------------


Forward-Looking Statements
This report on Form 10-QSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to differ materially from those contained in the forward-looking statements include those factors identified throughout this report and in the section below entitled "Certain Risk Factors Affecting Our Business," as well as other factors that we currently are unable to identify or quantify, but that may exist in the future. Such factors may affect generally the Company's business, results of operations, and financial position. Forward-looking statements speak only as of the date the statements are made. We do not undertake and specifically decline any obligation to update any forward-looking statements included in this report.


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                          U.S. MUTUAL FINANCIAL CORPORATION
                                             Consolidated Balance Sheets
                                   March 31, 2004 (Unaudited) and December 31, 2003

                                                                                March 31,              December 31,
                                                                                   2004                    2003
                                                                           ---------------------   ---------------------

ASSETS
Cash                                                                             $      670,057          $      953,380
Accounts receivable                                                                       3,000                   3,000
Accrued interest receivable                                                               2,047                   3,062
Notes receivable (Note 2)                                                               537,806                 450,500
Investments (Note 3)                                                                    750,000                  65,000
                                                                                ----------------        ----------------
      Total Assets                                                               $    1,962,910          $    1,474,942
                                                                                ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Note payable (Note 4)                                                          $      600,000          $      -
  Accrued expenses and other liabilities                                                 30,690                  53,868
                                                                                ----------------        ----------------
     Total Liabilities                                                                  630,690                  53,868

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued and outstanding:   4,520,254 shares at March 31, 2004 and
    4,520,254 shares at December 31, 2003                                             4,520,254               4,520,254
  Additional paid-in-capital                                                         24,170,092              24,170,092
  Accumulated deficit                                                              (27,358,126)            (27,269,272)
                                                                                ----------------        ----------------
     Total Stockholders' Equity                                                       1,332,220               1,421,074
                                                                                ----------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                         $   1,962,910           $    1,474,942
                                                                                ================        ================

The accompanying notes are an integral part of the consolidated financial statements.




                                               U.S. MUTUAL FINANCIAL CORPORATION
                                             Consolidated Statements of Operations
                                   For the Three-Month Periods Ended March 31, 2004 and 2003
                                                          (Unaudited)





                                                                        For the Three-Month
                                                                      Periods Ended March 31,
                                                                  --------------------------------
                                                                       2004               2003
                                                                  --------------      ------------
 REVENUES
   Interest Income                                               $        9,569     $      -
   Other revenue                                                          4,500             4,500
                                                                ----------------    --------------
       Total revenues                                                     14,069             4,500
                                                                ----------------    --------------

 EXPENSES
  Interest on borrowed funds                                              3,750            13,122
  General and administrative expenses                                    99,173            63,188
                                                                ----------------    --------------
     Total expenses                                                     102,923            76,310
                                                                ----------------    --------------
NET LOSS BEFORE FEDERAL INCOME TAXES                                   (88,854)          (71,810)
FEDERAL INCOME TAX CREDIT                                                     -                 -
                                                                ----------------    --------------
NET LOSS                                                         $     (88,854)     $    (71,810)
                                                                ================    ==============
-----------------------------------------------------------------

Net income (loss) per common share (basic and diluted)           $       (0.02)     $      (0.02)
                                                                ================    ==============
Weighted average shares outstanding (basic and diluted)               4,520,254         4,520,254



   The accompanying notes are an integral part of the consolidated financial statements.



                                      U.S. MUTUAL FINANCIAL CORPORATION
                                    Consolidated Statements of Cash Flows
                          For the Three Month Periods Ended March 31, 2004 and 2003

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                           ------------------------------------
                                                                                  2004               2003
                                                                           -----------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                                                    $      (88,854)     $     (71,810)
Cash Flows from Operating Activities:
   Decrease (increase) in accounts receivable                                         1,015                  -
   Increase (decrease) in accrued expenses and other liabilities                   (23,178)                261
                                                                           -----------------   ----------------
     Net cash used by operating activities                                        (111,017)           (71,549)
                                                                           -----------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES
Payments for investments                                                           (85,000)                  -
Advances related to Notes Receivable                                               (87,306)                  -
                                                                           -----------------   ----------------
Payment of taxes on real estate investment                                               -              (5,939)
                                                                           -----------------   ----------------
   Net cash used in  investing activities                                         (172,306)            (5,939)
                                                                           -----------------   ----------------

CASH FLOW USED IN FINANCING ACTIVITIES
Proceeds from escrowed funds                                                             -              26,270
Proceeds from long-term debt                                                             -              60,000
                                                                           -----------------   ----------------
   Net cash provided in financing activities                                             -              86,270
                                                                           -----------------   ----------------
     Net change in cash and cash equivalents                                        (283,323)            8,782
Cash and cash equivalents:
     Beginning of period                                                            953,380              3,045
                                                                           -----------------   ----------------
     End of period                                                          $       670,057     $       11,827
                                                                           =================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                  $           -       $       13,122
                                                                           =================   ================


The accompanying notes are an integral part of the consolidated financial statements


             SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Note Payable issued for investment                                          $       600,000     $             -
                                                                           =================   ================

                              U.S. MUTUAL FINANCIAL
                                  CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of U.S. Mutual Financial Corporation (the "Company") and its wholly-owned subsidiaries (USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation). Significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

NATURE OF OPERATIONS

The Company is a former savings and loan holding company that has operated under a corporate restructuring plan since 1986. The corporate restructuring was necessary following the loss of the Company's savings and loan subsidiary, USM Savings Bank, F.S.B. (USMSB), in November 1985 through regulatory action by the Federal Savings and Loan Insurance Corporation (FSLIC). The Company was dependent upon USMSB for cash flow, and the Company's shareholding in USMSB was its principal asset.

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

CASH

The Company maintains its cash in various financial institutions. The balances, at times, may exceed federally insured limits.

INVESTMENTS

The Company accounts for its investments at cost, which approximates fair market value.

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


EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding, which were 4,520,254 shares for the three months ended March 31, 2004 and 2003. There are no dilutive shares.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - NOTES RECEIVABLE

Notes receivable consisted of the following:

                                       March 31,               December 31
                                         2004                    2003
                                  -------------------     --------------------
  Keybank participation interest    $ 450,500                $ 450,500
  Michigan BIDCO                       87,306                  -
                                 -------------------      --------------------
                                   $  537,806                $ 450,500
                                 ===================      ====================

The Keybank participation interest consists of a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The promissory note is secured by a second mortgage on real estate sold by the Company in June 2003 and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or
(b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note on that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date.

The Michigan BIDCO demand note receivable is the amount outstanding under a $200,000 credit facility extended to Michigan BIDCO by the Company in March, 2004. The note bears interest at the rate of 7.5% per annum. Michigan BIDCO is a related entity. See note 5.

NOTE 3 - INVESTMENTS

Investments consisted of the following:

                                            March 31,              December 31
                                             2004                    2003
                                      -------------------    -------------------
     i2 Telecom preferred stock              $   65,000           $    65,000
     Loop Process Systems                        85,000                    -
     Michigan BIDCO 7.5% preferred stock        600,000                    -
                                      -------------------    -------------------
                                             $  750,000           $    65,000
                                      ===================   ====================
i2 Telecom Investment

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc., a Delaware corporation with headquarters in Boca Raton, Florida. The Company converted the Senior Notes into 21,666 shares of convertible preferred stock in January 2004. The fair market value of the preferred stock is not readily determinable. In January 2004, i2 Telecom completed a "reverse merger" with a public shell corporation. As a result, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." In April 2004, the Company executed the documents to convert the preferred stock to i2 Telecom common stock. The conversion is subject to unanimous approval by the convertible preferred stock holders and also is subject to approval of an increase in authorized common stock at the next i2 Telecom stockholders meeting in June 2004.

Loop Process Systems, Inc. Investment

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"), a company incorporated in Ontario, Canada. In connection with the stock purchase, the Company is obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs are estimated at $470,000CDN and the balance of the project funding will be derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. As of March 31, 2004 the Company has funded $85,000 to Loop under this agreement. The Company will fund the remaining $165,000 of its investment in Loop according to the project timetable and budget in 2004. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials. The Company estimates that this security collateralizes approximately 70% of its investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.

Michigan BIDCO

On March 24, 2004 the Company acquired $600,000 of preferred stock of Michigan BIDCO from University Bank in exchange for a $600,000 note (see note 4) . This was part of the Michigan BIDCO and West Pier Corporation acquisition (see note
5).

NOTE 4 - NOTES PAYABLE

Notes Payable consisted of the following:

                                           March 31,               December 31
                                             2004                     2003
                                   --------------------     --------------------
   University Bank 7.5% note
   maturing December 31, 2004           $      600,000                    -
                                   --------------------     --------------------
                                        $      600,000                    -
                                   ====================     ====================

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective March 24, 2004, the Company and certain of the shareholders of West Pier Corporation and Michigan BIDCO, Inc. executed and delivered documents into escrow in connection with the Company's proposed acquisition of 100% of the common stock of West Pier and approximately 88.5% of the common stock of Michigan BIDCO. Stephen Lange Ranzini, the Company's Chairman of the Board, certain members of Mr. Ranzini's family, and another of Mr. Ranzini's affiliates are the controlling shareholders of West Pier and Michigan BIDCO.

As of March 31, 2004, the Company had issued 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 into escrow as a portion of the consideration for all of the common stock of West Pier and Michigan BIDCO. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes deter payments and accrual of interest until the Company receives revenue on developmental software acquired in these transactions, at which time the Company must use 50% of any revenue derived from the developmental software to pay outstanding principal and accrued interest until the notes are paid in full. In addition, on March 24, 2004, the Company issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of Michigan BIDCO. See note 4. The $600,000 promissory note bears interest at 7.5% per annum, matures on December 31, 2004, and is secured by the purchased assets as well as the Company's investments in i2 Telecom and Loop Process Systems. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

The closing of these acquisitions is contingent on finalization, execution, and delivery of certain of the transaction agreements and related documents. In addition, the Michigan BIDCO acquisition is contingent upon approval by the State of Michigan of our acquisition of Michigan BIDCO.

NOTE 6 - SUBSEQUENT EVENT


On May 4, 2004, the Company decided to relinquish Michigan BIDCO, Inc.'s license as a business and industrial development company under the laws of the State of Michigan so that it can proceed with the closing of the acquisition of Michigan BIDCO. See note 5. The Company is in the process of terminating the license so that it can complete the acquisition of Michigan BIDCO and West Pier Corporation as soon as practicable. The Company also is researching the purchase accounting adjustments to be made in order to reflect these acquisitions.

Item 2. Management's Discussion and Analysis

For a description of our significant accounting policies and an understanding of the factors that influenced our performance during the three months ended March 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report.

Overview

Since March 1986, our company pursued a corporate restructuring plan that was designed to generate the liquidity (cash flow) necessary to retire demand notes due to banks, meet current obligations, and fund numerous legal proceedings in which we were involved. Between 1986 and June 2003, we liquidated our portfolio of land contracts, developed and undeveloped real estate, and other assets and used the proceeds from those asset sales to pay our obligations and to accumulate cash reserves in order to position our company to resume operations by acquiring other businesses. During this time, we also prevailed in or settled all of the legal proceedings in which our company was involved. We currently are not involved in any legal proceedings.

As described below, in June 2003 we sold our remaining significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to invest in or acquire other businesses. We continue to seek investment and acquisition opportunities in addition to those described below. We cannot provide assurance, however, that we will be able to identify and consummate investment or acquisition opportunities or that any such investments or acquisitions will be profitable.

Sale of Real Estate

On June 18, 2003, we sold our remaining significant asset, a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan, to a non-related party for cash and a participation interest in a note receivable. We sold the real estate for approximately $2.1 million and, after payment of expenses of sale and loans on the real estate, received aggregate net proceeds of $1,570,564. These aggregate net proceeds consisted of (a) $1,120,064 in cash and (b) a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between our company and Keybank National Association. The promissory note is secured by a second mortgage on both the real estate sold by our company and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or (b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. If the buyer does not obtain PUD zoning approval by June 18, 2004, then the buyer must make a $250,000 principal payment on the note on that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. The real estate parcel previously totaled 112 acres, the other portions of which we disposed of in years prior to 2002.

LYRE Share Purchase

In December 2003, an investment group led by our President and Chief Executive Officer, Clifton S. Crockatt, and our Senior Vice President - Finance, Dennis M. Agresta, formed LYRE, LLC, which bought 801,849 shares, or approximately 17.7%, of our common stock from John E. Quinlan, Jr. and certain members of Mr. Quinlan's family. These shares represented all of the shares of our company's common stock owned by Mr. Quinlan and members of his family. Concurrent with this share acquisition, (1) Stephen Lange Ranzini, certain members of Mr. Ranzini's family, and certain of Mr. Ranzini's affiliates became members of LYRE, LLC, (2) John E. Quinlan, Jr. resigned as Chairman of our Board of Directors, and (3) Stephen Lange Ranzini was appointed to fill this vacancy. LYRE, LLC acquired the shares of common stock with the intention of participating in the recapitalization and rebuilding of our company.

i2 Telecom Investment

In December 2003, we purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc., a Delaware corporation with headquarters in Boca Raton, Florida. We converted the Senior Notes into 21,666 shares of convertible preferred stock in January 2004. The fair market value of the preferred stock is not readily determinable. In January 2004, i2 Telecom completed a "reverse merger" with a public shell corporation. As a result, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." In April 2004, we executed the documents to convert the preferred stock to i2 Telecom common stock. The conversion is subject to unanimous approval by the convertible preferred stock holders and also is subject to approval of an increase in authorized common stock at the next i2 Telecom stockholders meeting in June 2004.

Loop Process Systems, Inc. Investment

In January 2004, we acquired 25% of the outstanding stock of Loop Process Systems, Inc., or "Loop", a company incorporated in Ontario, Canada. In connection with the stock purchase, we are obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs are estimated at $470,000CDN and the balance of the project funding will be derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. As of March 31, 2004, we had funded $85,000 to Loop under this agreement. We will fund the remaining $165,000 of our investment in Loop according to the project timetable and budget in 2004. Our investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials. We estimate that this security collateralizes approximately 70% of our investment in Loop. Upon successful outcomes from the Dofasco trials, we will release all the collateral.

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

We believe that Dofasco (www.dofasco.ca) will enter into a long term contract with Loop to reclaim these and other waste by-products if the 2004 trials are successful. Any information contained on the foregoing website or any other websites referenced in this report are not a part of this report.

Michigan BIDCO and West Pier Corporation Acquisitions

Effective March 24, 2004, our company and certain of the shareholders of West Pier Corporation and Michigan BIDCO, Inc. executed and delivered documents into escrow in connection with our company's proposed acquisition of 100% of the common stock of West Pier and approximately 88.5% of the common stock of Michigan BIDCO. Stephen Lange Ranzini, a director of our company, certain members of Mr. Ranzini's family, and University Bank, Inc. are the controlling shareholders of West Pier Corporation and Michigan BIDCO. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

Michigan BIDCO is licensed as a business and industrial development company under the laws of the State of Michigan. Both companies are characterized as operationally inactive with the exception of certain developmental software, as described below (the "Developmental Software"). Our strategic rationale for purchasing these companies is to (1) leverage our resources in connection with implementing our business plan, as described above, (2) obtain rights to the Developmental Software, and (3) position our company for future earnings potential from the Developmental Software and a potential resumption of the lending and investing activities in which Michigan BIDCO historically has engaged.

As of March 31, 2004, we have issued 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 into escrow to acquire these companies. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until we receive revenue on the Developmental Software, at which time 50% of any revenue derived from the Developmental Software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full.

On March 24, 2004 we also issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of Michigan BIDCO. The $600,000 promissory note bears interest at 7.5% per annum, matures on December 31, 2004, and is secured by the purchased assets as well as our interests in i2 Telecom and Loop Process Systems.

 As indicated in the table below, the acquired companies are initially valued at approximately $1.76 million under the terms of the agreements. Our company and the selling shareholders of West Pier and Michigan BIDCO agreed upon the valuations listed in the table below for purposes of determining the purchase price and terms of the transactions. The purchase price allocation included in the table below may require adjustment to conform to generally accepted accounting principles. As a result, we cannot provide any assurance with respect to the ultimate accounting treatment of these transactions or the actual valuations assigned to these assets and liabilities for accounting purposes after the acquisitions are completed. In particular, the Developmental Software is in an early stage of development and, as a result, may not be valued at $1,200,000 on our balance sheets. Potential investors therefore are cautioned not to rely on the valuations set forth below in making an investment decision regarding our company's common stock. A summary of the agreed-upon valuation of the assets to be acquired and liabilities to be assumed are presented in the following table:

                   Assets to be Acquired:
Note Receivable......................................         $     88,440
Real Estate..........................................            1,943,840
Marketable Securities................................              297,844
Developmental Software...............................            1,200,000
Other Assets.........................................               14,066
                                                              --------------
   Total Assets:                                              $  3,544,090

                 Liabilities to be Assumed:
Accrued Liabilities..................................         $    370,067
Notes Payable........................................              535,584
Preferred Stock......................................              878,000
                                                              --------------
   Total Liabilities:                                         $  1,783,651

                    Purchased Net Value:                      $  1,760,439


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

The notes payable shown in the table above consist of (1) an unsecured demand note payable to a trust, the beneficiary of which is Stephen Lange Ranzini's sister, in the amount of $147,584, with interest at 8% per annum, and (2) a land contract in the amount of $388,000 secured by developmental real estate (the "Ypsilanti Property") included in the real estate assets acquired in the West Pier and Michigan BIDCO transactions. The land contract note bears interest at the rate of 8% per annum and requires monthly payments of interest only until maturity on June 30, 2004. The Ypsilanti Property, which is zoned multifamily and currently approved for 174 units, at 2.5 units per acre, is under a contract of sale to an unrelated third party for $1,560,000. The contract calls for a closing prior to June 30, 2004. The purchaser, however, has the option to terminate the contract prior to June 17, 2004 with no penalty. We intend to pay off all of the assumed liabilities through the sale of certain of the assets acquired in the West Pier and Michigan BIDCO transactions.

The preferred stock shown in the table above consists of (1) a 25% participating interest in the net cash proceeds from the sale of the Ypsilanti Property, which, based upon the anticipated proceeds from the sale of the property, is estimated at $278,000, and (2) $600,000 of preferred stock of Michigan BIDCO, which we purchased from University Bank, as described above.

The Developmental Software provides a method to develop a bank-centric network hub (BNH) for Internet payments and interoperability with existing legacy payment systems. The BNH is designed to provide the connectivity backbone, security and authentication technology, and neutral third party interoperability between bank and non-bank payment systems for email spam blocking, logistics, and supply-chain coordination. The "efficiency" of the software, which allows the completion of a "payment cycle" within seconds across multivariate platforms (credit cards, debit cards, prepayment cards, etc.), will allow banks to profitably process very small money transactions, or micro payments (for example less than $1.00, or even less than $0.01), for the first time. By comparison, using current technology there is no secure way for merchants to sell digital content at price points of under $10. This micro payment gap is preventing the development of an incalculably large market for Internet-based digital content. Having the ability to cost-effectively process micro payments of one cent or less will enable a cost-efficient means of eliminating the email spam problem

The closing of the West Pier and Michigan BIDCO acquisitions is contingent on finalization, execution, and delivery of certain of the transaction agreements and related documents. In addition, the Michigan BIDCO acquisition is contingent upon approval by the State of Michigan of our acquisition of Michigan BIDCO. We cannot provide assurance that we will be able to obtain such approval or that we will be able to acquire either or both of Michigan BIDCO or West Pier.

Results of Operations

Total revenue was $14,069 for the three months ended March 31, 2004, as compared with $4,500 for the three months ended March 31, 2003. Revenue in the three months ended March 31, 2004 consisted of interest income and software licensing fees. Revenue in the three months ended March 31, 2003 consisted primarily of software licensing fees.

We incurred interest expense of $3,750 related to short-term debt on investments in the three months ended March 31, 2004, as compared with interest expense of $13,122 related to long-term debt on real estate assets in the three months ended March 31, 2003.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $99,173 for the three months ended March 31, 2004, as compared with $63,188 for the three months ended March 31, 2003.

We recorded no income tax expense for the three months ended March 31, 2004, and March 31, 2003. As of December 31, 2003, we had available net operating loss carryforwards totaling approximately $1,849,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(88,854), or $(0.02) per share, in the three months ended March 31, 2004, as compared with a net loss of $(71,810), or $(0.02) per share, in the three months ended March 31, 2003.

Liquidity and Capital Resources

Our cash balance decreased from $953,380 at December 31, 2003 to $670,057 at March 31, 2004, primarily as a result of investing activities during the first quarter of fiscal 2004.

Our short-term debt increased from $0 at December 31, 2003 to $600,000 at March 31, 2004 as a result of new debt incurred to purchase the Michigan BIDCO preferred stock in the first quarter of fiscal 2004. We have no special purpose entities or off balance sheet financing arrangements, commitments or guarantees.

Except for the additional capital needs described below, we believe that our company has access to capital that will be sufficient to fund our operations for the next 12 months. We may require additional capital, however, in the future. In particular, we currently anticipate that we may require up to $25 million of additional capital over the next two years to finance further development of the Developmental Software, as well as any additional capital that may be required in connection with acquisitions that we may wish to make in the future. There can be no assurance that such additional capital will be available at all or, if available, that we will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that we require to fund our ongoing operations and growth strategy could have a material adverse affect on our business, operating results, and prospects.

Certain Risk Factors Affecting Our Business

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in the common stock.

We have a limited operating history and there is no assurance that our company will achieve profitability. From 1986 until June 2003, our company focused its activities on restructuring its assets and liabilities and had no significant operations with which to generate profits or greater liquidity. Although we made two investments in late 2003 and early 2004 and we currently are finalizing the acquisitions of West Pier and Michigan BIDCO, we have not generated a meaningful amount of operating revenue in recent years and we have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

       o lack of sufficient capital,

       o unanticipated problems, delays, and expenses relating to acquisitions of other businesses or product development and implementation,

       o lack of intellectual property,

       o licensing and marketing difficulties,

       o competition,

       o technological changes, and

       o uncertain market acceptance of our products and services.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning potential acquisitions, capital investments, and future revenue, which are difficult to forecast accurately due to our company's current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Once we acquire operating businesses, product development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

We may need significant infusions of additional capital. We believe that our available cash resources will satisfy our operating capital needs for a limited period of time based upon our currently anticipated business activities. As disclosed elsewhere in this report, we have made certain investments and we intend to make additional investments and acquisitions of operating companies in the future. Certain of these investments will be long-term in nature and we cannot be certain when these investments could provide our company with additional liquidity. We may require significant additional financing in the future in order to satisfy our cash requirements. Our need for additional capital to finance our acquisition strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

We will face a variety of risks associated with acquiring and integrating new business operations. The growth and success of our company's business will depend to a great extent on our ability to acquire operating businesses in the future. We cannot provide assurance that we will be able to

      o  identity suitable acquisition candidates,

      o  make acquisitions on commercially acceptable terms,

      o effectively integrate the operations of any acquired companies with our existing operations,

      o  manage effectively the combined operations of the acquired businesses,

      o achieve our operating and growth strategies with respect to the acquired businesses, or

      o reduce our overall selling, general, and administrative expenses associated with the acquired businesses.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our company's business, financial condition, and operating results.

We depend on our current management team. Our company's success will depend to a large degree upon the skills of our current management team and advisors and upon our ability to identify, hire, and retain additional senior management, sales, marketing, technical, and financial personnel. We may not be able to retain our existing key personnel or to attract and retain additional key personnel. The loss of any of our current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our company's business. We do not have "key person" insurance on the lives of any of our management team.

Our company may not be able to manage its growth. We anticipate a period of significant growth as we acquire operating companies. This growth could cause significant strain on our company's managerial, operational, financial, and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage effectively the growth of our company. Any failure to manage the proposed growth and expansion of our company could have a material adverse effect on our company's business.

There is no assurance that our future products and services will be accepted in the marketplace. We currently do not provide any material products or services. If and when our company does provide products and services in the future, such products and services may not experience broad market acceptance. Any market acceptance for our company's products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, overall performance and user satisfaction may be affected by a variety of factors, many of which will be beyond our company's control. Our company's business, operating results, and financial condition would be materially and adversely affected if the market for our products and services fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if our products and services are not accepted by targeted customers even if a substantial market develops.

Our company may be required to anticipate and respond to rapid technological changes. Rapid technological developments and evolving industry standards may characterize the market for the products and services that our company offers in the future. These factors will require us continually to improve the performance and features of our products and services as quickly as possible. We may not be successful in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs. If the industries in which our company competes adopt systems and applications different from those used in our products and services, our operating results and financial condition may be materially and adversely affected. Any failure by our company to anticipate or respond adequately to technological developments, customer requirements, or any significant delays in product development or introduction could have a material adverse effect on our company's operations.

We may face stiff competition. There are existing companies that offer or have the ability to develop products and services that will compete with those that our company may offer in the future. These include large, well-recognized companies with substantial resources and established relationships in their respective industries. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services. Emerging companies also may develop and offer products and services that compete with those offered by our company.

Current management may be able to control our company indefinitely. Our current management team owns or controls the right to vote approximately 45.1% of our company's outstanding common stock. The remaining shares of common stock are widely disbursed among a large number of shareholders. As a result, our current management team may be able to control the management and affairs of our company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our company's other shareholders.

There is a limited market for our company's common stock. There has been no market for our common stock for many years. We intend to seek one or more "market makers" who will make a market in our company's common stock on the OTC Bulletin Board and to do other things to enhance the market liquidity for our common stock. We cannot provide assurance, however, that a market for our common stock will ever develop. Consequently, an investor may not be able to liquidate an investment in shares of our company's common stock in the event of an emergency or for any other reason. The purchase of our company's common stock, therefore, should be considered only as a long-term investment.

Our common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act. In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in our company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company's common stock to dispose of their shares.

We may incur significant costs in complying with SEC filing requirements. Our company did not file reports with the Securities and Exchange Commission, or SEC, for its fiscal periods between September 30, 1990 and December 31, 2002. We currently do not intend to file reports with the SEC for those periods because we believe that the costs involved to prepare such reports would be prohibitive and would not be justified in light of the age of the information and its lack of relevancy to our company's current financial condition and operations. In the event that the SEC does require us to prepare and file reports for such periods, however, our company would likely incur material costs and expenses to complete and file such reports. In addition, trading in our common stock could be disrupted or suspended by the SEC until we file all of the required reports.

Item 3.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness, as of March 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

Our management is aware that there is a lack of segregation of duties due to the small number of personnel dealing with general administrative and financial matters. Our management, however, has determined that, considering the personnel involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding personnel to clearly segregate duties does not justify the expenses associated with such increases.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable.

Item 2. Changes in Securities and Use of Proceeds

         On March 24, 2004, we issued an aggregate of 1,952,210 shares of common stock valued at $0.3368 per share as a portion of the consideration for 100% of the stock of West Pier Corporation and approximately 88.5% of the stock of Michigan BIDCO, Inc. The selling shareholders to whom we issued the stock were Stephen Lange Ranzini, Clare Family Trust, Mildred Lange Ranzini, Mildred Lange Ranzini Trust, Dr. Joseph Lange Ranzini, Dr. Angela Ranzini, Ranzini Family Trust, and University Bancorp, Inc. Stephen Lange Ranzini is our company's Chairman of the Board and all of the other selling shareholders are family members or affiliates of Mr. Ranzini. The selling shareholders other than University Bancorp transferred their shares of common stock to LYRE, LLC, in exchange for membership interests in LYRE. As of March 31, 2004, all of the shares of common stock were being held in escrow pending the closing of the acquisitions. Under the terms of the escrow agreement, LYRE, LLC and University Bancorp, Inc. have the right to vote their respective shares of common stock held in escrow. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act as a transaction not involving a public offering. This exemption was available in connection with the issuance of common stock because
         (i) the shares were issued only to persons who represented that they were "accredited investors" within the meaning of Regulation D under that act; (ii) no form of general solicitation or general advertising was used in connection with the transactions; and (iii) we obtained representations and warranties from each of the selling shareholders that he, she, or it had access to complete information concerning our company, were acquiring the shares of common stock for investment and not with a view to the distribution thereof, and otherwise were not underwriters within the meaning of Section 2(11) of the Securities Act. There were no underwriters involved in these transactions.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other information

         Not applicable.

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

                  Not applicable.

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

I, Clifton S. Crockatt, the CEO of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation.

         Date: May 12, 2004         /s/ Clifton S. Crockatt
                                    --------------------------
                                   Clifton S. Crockatt
                                   Chief Executive Officer



I, Dennis M. Agresta, the Senior Vice President-Finance of U.S. Mutual Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of U.S. Mutual Financial Corporation on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of U.S. Mutual Financial Corporation.

         Date: May 12, 2004         /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Senior Vice President - Finance