Form 10QSB
period 2004-06-30
JOVE CORP
filed 2004-08-13
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the quarterly period ended June 30, 2004

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-12123

                                JOVE CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Michigan                                    38-2459626
         --------                                   ----------
        (State or Other Jurisdiction of   I.R.S. Employer Identification Number)
        Incorporation or Organization)


                     3220 Coolidge, Berkley, Michigan 48072
                    (Address of Principal Executive Offices)

                                 (248) 542-6111
                (Issuer's Telephone Number, Including Area Code)

                        U.S. MUTUAL FINANCIAL CORPORATION
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at August 1, 2004, was 4,520,254 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X

                                JOVE CORPORATION
                                   FORM 10-QSB
                       For the quarter ended June 30, 2004

                                TABLE OF CONTENTS

                                                                          PAGE

PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets...............................3
                  Consolidated Statements of Operations.....................4
                  Consolidated Statements of Cash Flows.....................5
                  Notes to the Consolidated Financial Statements............6
         Item 2.   Management's Discussion and Analysis.....................11
         Item 3.   Controls and Procedures..................................18

PART II - Other Information

         Item 1.   Legal Proceedings........................................19
         Item 2.   Changes in Securities and Use of Proceeds................19
         Item 3.   Defaults Upon Senior Securities..........................19
         Item 4.   Submission of Matters to a Vote of Security Holders......19
         Item 5.   Other Information........................................20
         Item 6.   Exhibits and Reports on Form 8-K.........................20

Signatures..................................................................21

                         ------------------------------


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

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                                                   JOVE CORPORATION
                                             Consolidated Balance Sheets
                                   June 30, 2004 (Unaudited) and December 31, 2003

                                                                                 June 30,
                                                                                   2004                December 31,
                                                                               (Unaudited)                 2003
                                                                           ---------------------   ---------------------

ASSETS
Cash                                                                             $      187,723          $      953,380
Accounts receivable                                                                       3,000                   3,000
Accrued interest receivable                                                               4,692                   3,062
Notes receivable (Note 2)                                                               630,806                 450,500
Investments (Note 3)                                                                  1,065,000                  65,000
                                                                                ----------------        ----------------
      Total Assets                                                               $    1,891,221          $    1,474,942
                                                                                ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Note payable (Note 4)                                                          $      600,000          $            -
  Accrued expenses and other liabilities                                                 68,468                  53,868
                                                                                ----------------        ----------------
     Total Liabilities                                                                  668,468                  53,868

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued and outstanding:   4,520,254 shares at June 30, 2004 and
    December 31, 2003                                                                 4,520,254               4,520,254
  Additional paid-in-capital                                                         24,170,092              24,170,092

  Accumulated deficit                                                              (27,467,593)            (27,269,272)
                                                                                ----------------        ----------------
     Total Stockholders' Equity                                                       1,222,753               1,421,074
                                                                                ----------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                         $   1,891,221           $    1,474,942
                                                                                ================        ================

The accompanying notes are an integral part of the consolidated financial statements.






                                                    JOVE CORPORATION
                                         Consolidated Statements of Operations
                         For the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003
                                                      (Unaudited)

                                                     For the Three-Month Periods           For the Six-Month Periods
                                                            Ended June 30,                       Ended June 30,
                                                             (Unaudited)                        (Unaudited)
                                                   --------------------------------     --------------------------------
                                                         2004             2003                2004            2003
                                                   ----------------  --------------     --------------- ----------------
 REVENUES
   Gain on sale of real estate                        $          -    $  1,073,634        $          -     $  1,073,634
   Interest income                                           8,277               -              17,846                -
   Other revenue                                             4,500           1,500               9,000            6,000
                                                     --------------  --------------     ---------------   --------------
      Total revenues                                        12,777       1,075,134              26,846        1,079,634
                                                     --------------  --------------     ---------------   --------------

EXPENSES
  Interest on borrowed funds                                11,250          18,610              15,000           31,732
  General and administrative expenses                      110,983         132,619             210,166          195,807
                                                     --------------  --------------     ---------------   --------------
     Total expenses                                        122,233         151,229             225,166          227,539
                                                     --------------  --------------     ---------------   --------------
INCOME (LOSS) BEFORE FEDERAL                             (109,457)         923,905           (198,320)          852,095
  INCOME TAXES
FEDERAL INCOME TAX CREDIT                                        -               -                   -                -
                                                     --------------  --------------     ---------------   --------------
NET INCOME (LOSS)                                     $  (109,457)    $    923,905        $  (198,320)     $    852,095
                                                     --------------  --------------     ---------------   --------------

Net income (loss) per common share (basic and
diluted)                                              $      (.02)    $       0.20      $        (.04)    $        0.19
                                                     ==============  ==============     ===============   ==============
Weighted average shares outstanding (basic and           4,520,254       4,520,254           4,520,254        4,520,254
diluted)



   The accompanying notes are an integral part of the consolidated financial statements.




                                                 JOVE CORPORATION
                                       Consolidated Statements of Cash Flows
                              For the Six Month Periods Ended June 30, 2004 and 2003

                                                                                      Six Months Ended June 30,
                                                                                  ----------------------------------
                                                                                      2004                2003
                                                                                    (Unaudited)        (Unaudited)
                                                                                  --------------      --------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                $    (198,321)      $      852,095
Cash Flows from Operating Activities:
    Gain on sale of real estate investment                                                    -         (1,073,634)
    Decrease (increase) in receivables                                                  (1,630)               3,000
    Increase (decrease) in accrued expenses and other liabilities                        14,600           (102,228)
                                                                                ----------------   -----------------
       Net cash used in operating activities                                          (185,351)           (320,767)
                                                                                ----------------   -----------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investing activity                                          -           1,570,564
Payments for investments                                                              (400,000)                   -
Advances related to Notes Receivable                                                  (180,306)                   -
                                                                                ----------------   -----------------
   Net cash provided by (used in) investing activities                                (580,306)           1,570,564
                                                                                ----------------   -----------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from escrowed funds                                                                  -             198,900
Proceeds from long-term debt                                                                  -             274,000
Repayment of long term debt                                                                   -           (605,000)
                                                                                ----------------   -----------------
    Net cash (used in) financing activities                                                   -           (132,100)
                                                                                ----------------   -----------------
    Net change in cash and cash equivalents                                            (765,657)          1,117,697

Cash and cash equivalents:
    Beginning of period                                                                 953,380               3,045
                                                                                ----------------   -----------------
      End of period                                                              $      187,723      $    1,120,742
                                                                                ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                     $       11,250      $       31,732
                                                                                ================   =================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY
   Note receivable issued in connection with sale of real estate investment      $            -    $        450,500
   Issuance of note payable in connection with preferred stock investment        $      600,000    $              -
                                                                                ================   =================

The accompanying notes are an integral part of the consolidated financial statements.

                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Jove Corporation (formerly U.S. Mutual Financial Corporation) (the "Company") and its wholly-owned subsidiaries (USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation). Effective June 1, 2004, the Company changed its name from U.S. Mutual Financial Corporation to Jove Corporation. Significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

NATURE OF OPERATIONS

The Company was a savings and loan holding company until the loss of its savings and loan subsidiary, USM Savings Bank, F.S.B. ("USMSB"), in November 1985 through regulatory action by the Federal Savings and Loan Insurance Corporation. The Company's ownership of USMSB was its principal asset prior to November 1985. In March 1986, management implemented a corporate restructuring plan that was designed to generate the liquidity (cash flow) necessary to retire demand notes due to banks, to meet current obligations, and to fund numerous legal proceedings in which the Company was involved. The Company's activities from 1986 until mid-2003 were limited to these restructuring activities, which primarily consisted of marketing the Company's assets to build liquidity.

During 2003 the Company sold its remaining real estate asset. The Company's strategic objective now is (a) to complete the pending acquisition of certain developmental software and to engage primarily in the development, marketing, and distribution of proprietary software; (b) to develop, in conjunction with i2 Telecom International, Inc., a voice over Internet protocol facsimile device and to market that device to manufacturers of facsimile machines; and (c) to provide marketing and other managerial services to other technology companies.

CASH

The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

INVESTMENTS

The Company accounts for its investments in Loop Process Systems, Inc. and BCE Emergis Systems, Inc. using the equity method of accounting. The Company uses the equity method of accounting for all investments over which the Company has significant influence but does not have effective control, generally where ownership percentages are from 20% to 50%. These investments are carried at cost and adjusted for the pro rata share earnings or losses of the investment company plus dividends. Income or loss from each investment is reported in the statement of operations as other income and represents the Company's ownership interest in the investment company's earnings.

The Company accounts for its investments in i2 Telecom International, Inc. common stock and the Michigan BIDCO, Inc. preferred stock at cost. The Company uses the cost method of accounting for all investments over which the Company does not have significant influence or does not have effective control, generally where ownership percentages are below 20% and where the securities are not readily marketable. These investments are carried at cost and are adjusted only for other than temporary declines in market value. Income is recognized from these investments when dividends are received.

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

EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding, which were 4,520,254 for the three months and six months ended June 30, 2004 and 2003. There are no dilutive shares.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - NOTES RECEIVABLE

Notes receivable consisted of the following:

                                           June 30,               December 31
                                             2004                    2003
                                         --------------      --------------
      KeyBank participation interest       $ 450,500           $ 450,500
      West Pier                                2,000                   -
      Michigan BIDCO                         178,306                   -
                                         --------------      --------------
                                          $  630,806           $  450,500
                                         ==============      ==============

The KeyBank participation interest consists of a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and KeyBank National Association. The promissory note is secured by a second mortgage on real estate sold by the Company in June 2003 and an adjacent parcel of real estate. The $1,700,000 note bears monthly interest payable at the Wall Street Journal Prime Rate (as defined in the note) and matures at the earlier of (a) June 18, 2005 or
(b) 60 days after the buyer obtains planned unit development ("PUD") zoning approval for the site. The second mortgage also is personally guaranteed by the principals of the buyer. The promissory note provides that if the buyer did not obtain PUD zoning approval by June 18, 2004, then the buyer was to make a $250,000 principal payment on the note on that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. The buyer is still in the process of obtaining PUD approval and the $250,000 payment that was required to be made on June 18, 2004 has not been made as of the filing date of this report on Form 10-QSB. The buyer is in the process of refinancing the first mortgage and the Company, KeyBank, and the buyer are negotiating the terms of an extension of the due date for payment on the note. The Company believes the payment will be made on or before September 1, 2004, or KeyBank will purchase the Company's participation interest in the note in its entirety.

The Michigan BIDCO demand note receivable is the amount outstanding under a $200,000 credit facility extended to Michigan BIDCO by the Company in March 2004. The note bears interest at the rate of 12% per annum and matures upon demand by the Company. Michigan BIDCO is a related entity. See note
5. Michigan BIDCO is in the process of liquidating assets in order to pay the Company's note receivable, as well as Michigan BIDCO's other obligations. The Company believes that the proceeds from the liquidation of Michigan BIDCO's assets will be more than sufficient to pay the Company's note receivable and Michigan BIDCO's other obligations.

NOTE 3 - INVESTMENTS

Investments consisted of the following:


                                              June 30,              December 31
                                               2004                    2003
                                            --------------      --------------
      i2 Telecom common stock                $   65,000           $   65,000
      Loop Process Systems common stock         300,000                    -
      BCE Emergis common stock                  100,000                    -
      Michigan BIDCO 7.5% preferred stock       600,000                    -
                                            --------------       --------------
                                             $1,065,000           $    65,000
                                            ==============       ==============
Acquisition of i2 Telecom Common Stock

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc. The Company converted the Senior Notes into shares of convertible preferred stock in January 2004. In February 2004, i2 Telecom completed a "reverse merger" with a public shell corporation. As a result, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." In April 2004, the Company executed the documents to convert the preferred stock to i2 Telecom common stock and in June 2004 the shareholders of i2 Telecom approved an amendment to i2 Telecom's articles of incorporation that automatically triggered the conversion of the preferred stock into shares of i2 Telecom common stock. As of June 30, 2004, the Company holds 130,634 shares of i2 Telecom common stock. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by the Company are "restricted securities" under applicable securities laws and the Company currently cannot sell them in the public markets. i2 Telecom is obligated to register for resale up to 40% of the Company's shares of i2 Telecom common stock if i2 Telecom files a registration statement in connection with a private placement of securities during 2004. i2 Telecom has not commenced such a registration as of the filing date of this report on Form 10-QSB.

In April 2004, the Company and i2 Telecom entered into an agreement that gives the Company exclusive worldwide rights for 30 years to market and distribute a voice over Internet protocol facsimile device to be developed by i2 Telecom with funding provided by the Company.

Acquisition of Loop Process Systems, Inc. Common Stock

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"). In connection with the stock purchase, the Company was obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs are estimated at $470,000CDN and the balance of the project funding will be derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. As of June 30, 2004 the Company has funded the entire $250,000 to Loop under this agreement. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials. The Company estimates that this security collateralizes approximately 70% of its investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.


In June 2004, the Company purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Chief Financial Officer, for a purchase price of $50,000. The Company purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in

January 2004, which was the same price per share paid by the Company for its original 25% interest in Loop. As a result, as of June 30, 2004, the Company owned 30% of Loop's outstanding stock at an aggregate purchase price of $300,000.


Acquisition of Michigan BIDCO Preferred Stock

On March 24, 2004 the Company acquired $600,000 of preferred stock of Michigan BIDCO from University Bank in exchange for a $600,000 note (see note 4). This was part of the Michigan BIDCO and West Pier Corporation acquisition (see note
5).

Acquisition of BCE Emergis Systems, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of BCE as security for BCE's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of BCE's obligation to pay an additional $550,000 of the purchase price. In addition, the Company and the other shareholders of BCE entered into an agreement that (1) gives BCE and the other shareholders the right to buy the Company's stock of BCE, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require BCE and/or the other shareholders to purchase all of the Company's stock of BCE at the then-current fair market value of such shares; and
(3) the Company has the right to designate one-third of the members of the BCE board of directors and the other shareholders will vote their shares in favor of such designees.

NOTE 4 - NOTE PAYABLE

Note Payable consisted of the following:

                                                                            June 30,                December 31
                                                                              2004                     2003
                                                                         ----------------          --------------
      Note Payable to University Bank accruing interest at 7.5%,         $      600,000                  -
      monthly interest payments, secured by preferred stock of
      Michigan BIDCO, and maturing December 31, 2004
                                                                         ----------------          --------------
                                                                         $      600,000                  -
                                                                         ================          ==============

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


As of June 30, 2004, the Company had issued 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 into escrow as the consideration for the common stock of West Pier and Michigan BIDCO that the Company proposes to acquire in this transaction. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until the Company receives revenue on developmental software acquired in these transactions, at which time the Company must use 50% of any revenue derived from the developmental software to pay outstanding principal and accrued interest until the notes are paid in full. In addition, on March 24, 2004, the Company issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of Michigan BIDCO. See note 4. The $600,000 promissory note bears interest at 7.5% per annum, matures on December 31, 2004, and is secured by the purchased assets as well as the Company's investments in i2 Telecom and Loop Process Systems. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

The closing of these acquisitions is contingent upon approval by the State of Michigan of the Company's acquisition of Michigan BIDCO. In May 2004, the Company decided to relinquish Michigan BIDCO, Inc.'s license as a business and industrial development company under the laws of the State of Michigan so that it can proceed with the closing of the acquisition of Michigan BIDCO. In August 2004 the Company obtained approval from the State of Michigan for the termination of the license and the Company currently believes that it will complete the acquisition of Michigan BIDCO and West Pier Corporation during the third quarter of 2004. The Company also is researching the purchase accounting adjustments to be made in order to reflect these acquisitions.

In June 2004, the Company purchased shares representing 5% of Loop Process Systems, Inc.'s outstanding common stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Chief Financial Officer, for a purchase price of $50,000. The Company purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in January 2004, which was the same price per share paid by the Company for its original 25% interest in Loop.

Item 2. Management's Discussion and Analysis

For a description of the Company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three months and six months ended June 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report.

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

In June 2003 we sold our remaining significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to acquire other businesses and to make strategic investments in other companies in a manner that we believe will provide revenue-generating opportunities for our company. Our current business strategy is (a) to complete the acquisition of West Pier Corporation and Michigan BIDCO, Inc. as soon as practicable and thereafter to engage primarily in the development, marketing, and distribution of certain proprietary software owned by those companies; (b) to develop, in conjunction with i2 Telecom International, Inc., a voice over Internet protocol facsimile device and to market that device to manufacturers of facsimile machines; and (c) to provide marketing and other managerial services to other technology companies. We also plan to seek additional strategic business relationships with other companies that will provide revenue-generating opportunities for our company. We cannot provide assurance, however, that we will be able to identify and consummate additional acquisition opportunities or strategic relationships or that any such transactions will be profitable.

Acquisition of i2 Telecom Stock and Product Development and Distribution Rights Agreement with i2 Telecom

As of June 30, 2004, our company holds 130,634 shares of common stock i2 Telecom International, Inc., which became a publicly traded corporation after a "reverse merger" with a public shell corporation in February 2004. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to our company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by our company are "restricted securities" under applicable securities laws and we currently cannot sell them in the public markets. i2 Telecom is obligated to register for resale up to 40% of our shares of i2 Telecom common stock if i2 Telecom files a registration statement in connection with a private placement of securities during 2004. i2 Telecom has not commenced such a registration as of the filing date of this report or Form 10-QSB.

i2 Telecom provides low-cost telecommunications services employing voice over Internet protocol, or "VOIP" technology. We made our investment in i2 Telecom in large part to enhance our ability to enter into revenue-generating marketing and distribution agreements with i2 Telecom with respect to certain of its VOIP products and services. Effective April 22, 2004, we entered into an agreement with i2 Telecom pursuant to which we will pay i2 Telecom up to $60,000 for engineering and product development services. i2 Telecom will use these funds to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides our company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Under the agreement, we will pay to i2 Telecom 60% of the "net revenue" we derive from marketing and sales of VOIP/fax devices and related services, with " net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, we will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. We currently are engaged in discussions with i2 Telecom with respect to marketing and distribution agreements for other i2 Telecom products and services. We cannot provide assurance, however, that we will enter into any other agreements with i2 Telecom or that we will derive a material amount of revenue from the VOIP/fax agreement or any other agreement with i2 Telecom.

Acquisition of Loop Process Systems, Inc. Stock

In January 2004, we acquired 25% of the outstanding stock of Loop Process Systems, Inc., or "Loop," which is an environmental technology company that possesses technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. In June 2004, we purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer, at the same price per share as our original purchase of Loop stock. As a result, we currently own 30% of Loop's outstanding stock.

In connection with our initial purchase of Loop stock, we were obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. As of June 30, 2004, we had funded the entire $250,000 to Loop under this agreement.

We are a party to a shareholders' agreement under which all of Loop's other shareholders have agreed to vote their shares to ensure that one-third of the members of Loop's board of directors are persons designated by our company. Clifton S. Crockatt currently serves as our company's designee to Loop's board of directors.

Acquisition of BCE Emergis Common Stock

On May 28, 2004, we purchased approximately 27.4% of the common stock of BCE Emergis Systems, Inc., or "BCE," for $100,000 as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. In connection with this transaction, our company and each of the other purchasers (a) pledged our respective shares of BCE stock as security for BCE's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of BCE's obligation to pay an additional $550,000 of the purchase price.

We have entered into a buy-sell agreement with the other shareholders of BCE. This agreement provides, among other things, that (1) BCE and the other shareholders of BCE will have the right to require our company to sell our shares of BCE common stock to them, at our cost plus 7% per annum interest, if we are not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006, (2) we will have the right, from May 28, 2009 until May 28, 2011, to require BCE and/or the other shareholders to purchase all of our share of BCE common stock at the then-current fair market value of such shares; and (3) our company will have the right to designate up to one-third of the members of the BCE board of directors, and the other shareholders will vote their shares in favor of our designees.

BCE provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications. We currently are in discussions with BCE with respect to the terms under which our company will obtain a license for the BCE software. We plan to use the BCE software in order to complete the development and commercialization of the "Developmental Software," as described under "Michigan BIDCO and West Pier Corporation Acquisitions," below.

Michigan BIDCO and West Pier Corporation Acquisitions

Effective March 24, 2004, our company and certain of the shareholders of West Pier Corporation and Michigan BIDCO, Inc. executed and delivered documents into escrow in connection with our company's proposed acquisition of 100% of the common stock of West Pier and approximately 88.5% of the common stock of Michigan BIDCO. Both companies are characterized as operationally inactive with the exception of certain developmental software (the "Developmental Software"). Our strategic rationale for purchasing these companies is to obtain rights to the Developmental Software, complete development of the Developmental Software, and commercialize the Developmental Software.

Stephen Lange Ranzini, a director of our company, certain members of Mr. Ranzini's family, and University Bank, Inc. are the controlling shareholders of West Pier Corporation and Michigan BIDCO. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

As of June 30, 2004, we have issued 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 into escrow to acquire these companies. The contingent and unsecured notes have a ten

-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until we receive revenue on the Developmental Software, at which time 50% of any revenue derived from the Developmental Software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full.

On March 24, 2004 we also issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of Michigan BIDCO. The $600,000 promissory note bears interest at 7.5% per annum, matures on December 31, 2004, and is secured by the purchased assets as well as our interests in i2 Telecom and Loop Process Systems.

In March 2004, we extended to Michigan BIDCO a $200,000 credit facility to provide Michigan BIDCO with operating liquidity. As of June 30, 2004, we had advanced a total of $178,306 to Michigan BIDCO under this facility. The note payable bears interest at the rate of 7.5% per annum.

The closing of the West Pier and Michigan BIDCO acquisitions is contingent upon approval by the State of Michigan of our acquisition of Michigan BIDCO. In May 2004, we decided to relinquish Michigan BIDCO, Inc.'s license as a business and industrial development company under the laws of the State of Michigan so that we can proceed with the closing of the acquisition of Michigan BIDCO. In August 2004, we obtained approval from the State of Michigan for the termination of the license and we currently believe that we will complete the acquisition of Michigan BIDCO and West Pier Corporation during the third quarter of 2004. Upon completion of these acquisitions, our business strategy will be to engage primarily in the development, marketing, and distribution of the Developmental Software.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Total revenue was $12,777 in the three months ended June 30, 2004, as compared with total revenue of $1,075,134 in the three months ended June 30, 2003. Revenue for the three months ended June 30, 2004, consisted primarily of interest income and software fees. Revenue for the three months ended June 30, 2003, consisted primarily of proceeds from the sale of 59.49 acre parcel of undeveloped real estate, which was our remaining significant non-liquid asset.

We incurred interest expense of $11,250 related to the note on the purchase of the Michigan BIDCO preferred stock in the three months ended June 30, 2004, as compared with interest expense of $18,610 related to long-term debt on our real estate assets in the three months ended June 30, 2003.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $110,983 for the three months ended June 30, 2003, as compared with $132,619 for the three months ended June 30, 2003.

We recorded no income tax expense for the three months ended June 30, 2004 and June 30, 2003. As of December 31, 2003, we have available net operating loss carryforwards totaling approximately $1,849,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(109,457), or $(.02) per share, in the three months ended June 30, 2004 as compared with net income of $923,905, or $0.20 per share, in the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

Total revenue was $26,846 in the six months ended June 30, 2004, as compared with total revenue of $1,079,634 in the six months ended June 30, 2003. Revenue for the six months ended June 30, 2004 consisted primarily of software licensing fees and interest income. Revenue for the six months ended June 30, 2003 consisted primarily of proceeds from the sale of the 59.49 acre parcel of undeveloped real estate, which was our remaining significant non-liquid asset.

We incurred interest expense of $15,000 related to the note for the purchase of the Michigan BIDCO preferred stock in the six months ended June 30, 2004, as compared with interest expense of $31,732 related to long-term debt on our real estate assets in the six months ended June 30, 2003.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $210,166 for the six months ended June 30, 2004, as compared with $195,807 for the six months ended June 30, 2003.

We recorded no income tax expense for the six months ended June 30, 2004 and June 30, 2003. As of December 31, 2003, we have available net operating loss carryforwards totaling approximately $1,849,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(198,620), or $(.04) per share, in the six months ended June 30, 2004, as compared with net income of $852,095, or $0.19 per share, in the six months ended June 30, 2003.

Liquidity and Capital Resources

Our cash balance decreased from $953,380 at December 31, 2003 to $187,723 at June 30, 2004, primarily as a result of the strategic investments we made during the first two quarters of fiscal 2004.

Our short-term debt increased from $0 at December 31, 2003 to $600,000 at June 30, 2004 as a result of new debt incurred to purchase the Michigan BIDCO preferred stock in the first quarter of fiscal 2004. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of BCE Emergis Systems, Inc.'s obligation to pay an additional $550,000 of the purchase price for BCE.

As a portion of our proceeds from the sale of real estate in June 2003, we received a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between our company and KeyBank National Association. The promissory note provides that if the buyer of the real estate did not obtain planned unit development ("PUD") zoning approval by June 18, 2004, then the buyer was to make a $250,000 principal payment on the note on that date. If the buyer does not obtain PUD zoning approval by December 18, 2004, then the buyer must make another $250,000 principal payment on the note on that date. The buyer is still in the process of obtaining PUD approval and the $250,000 payment that was required to be made on June 18, 2004 has not been made as of the filing date of this report on Form 10-QSB. The buyer is in the process of refinancing the first mortgage and we, KeyBank, and the buyer are negotiating the terms of an extension of the due day for payment on the note. We believe the payment will be made on or before September 1, 2004, or KeyBank will purchase our participation interest in the note in its entirety.

We currently anticipate that we will obtain the cash required to repay the $600,000 note payable to University Bank, Inc. on December 31, 2004 from (a) collections of amounts owed under the KeyBank participation interest, and (b) proceeds from sales of certain of the assets to be acquired in the West Pier and Michigan BIDCO transactions or by private equity or debt financings. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets to be acquired in the West Pier and Michigan BIDCO transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations. In addition to our immediate need for capital to cover our ongoing operating expenses, we currently anticipate that we may require up to $25 million of additional capital over the next two years to finance further development of the Developmental Software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which we may engage in the future. There can be no assurance that such additional capital will be available at all or, if available, that we will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that we require to fund our ongoing operations and growth strategy could have a material adverse affect on our business, operating results, and prospects.

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

We have a limited operating history and there is no assurance that our company will achieve profitability. From 1986 until June 2003, our company focused its activities on restructuring its assets and liabilities and had no significant operations with which to generate profits or greater liquidity. Although we have made three strategic investments in late 2003 and the first half of 2004 and we currently are finalizing the acquisitions of West Pier and Michigan BIDCO, we have not generated a meaningful amount of operating revenue in recent years and we have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

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

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning potential acquisitions, capital investments, and future revenue, which are difficult to forecast accurately due to our company's current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. As we acquire operating businesses, product development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

We may need significant infusions of additional capital. We believe that our available cash resources will satisfy our operating capital needs for a limited period of time based upon our currently anticipated business activities. As disclosed elsewhere in this report, we have made certain strategic investments and we intend to make acquisitions of operating companies in the future. Certain of our strategic investments will be long-term in nature and we cannot be certain when these investments could provide our company with operating revenue or liquidity. We may require significant additional financing in the future in order to satisfy our cash requirements. Our need for additional capital to finance our acquisition strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

We will face a variety of risks associated with acquiring and integrating new business operations. The growth and success of our company's business will depend to a great extent on our ability to complete the acquisitions of West Pier and Michigan BIDCO and to acquire other operating businesses in the future. We cannot provide assurance that we will be able to

        o  identity suitable acquisition candidates,

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

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness, as of June 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not applicable.

Item 2. Changes in Securities.

            Not applicable.

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 2004 Annual Meeting of Shareholders on May 28, 2004. The following nominees were elected to the Company's Board of Directors to serve for the terms indicated or until their successors are elected and have qualified:

         Nominee                                 Term Ending     Votes in Favor      Votes Withheld

         Stephen Lange Ranzini                       2006             4,416,841           48,047
         Clifton S. Crockatt                         2007             4,433,306           31,582
         Richard J. Guziatek                         2005             4,433,686           31,202

The following items were voted upon by the Company's shareholders:

(a) Proposal to amend the Articles of Incorporation to change the Company's name to "Jove Corporation":

                 Votes in Favor                Opposed            Abstained        Broker Non-Vote

                   4,387,883                    47,054              29,951                0

(b) Proposal to amend the Articles of Incorporation to authorize 500,000 shares of serial preferred stock:

                 Votes in Favor                Opposed            Abstained        Broker Non-Vote

                   3,599,493                    75,834              28,254             761,307

(c) Proposal to amend the Articles of Incorporation to eliminate the personal liability of members of the Company's Board of Directors to the extent permitted under Michigan law:

                 Votes in Favor                Opposed            Abstained        Broker Non-Vote

                   4,363,843                    63,370              37,675                0

(d) Proposal to ratify the appointment of Virchow, Krause & Company, LLP as the Company's independent auditors for the year ending December 31, 2004:

                 Votes in Favor                Opposed            Abstained        Broker Non-Vote

                   4,425,638                    19,578              19,672                0


Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              Exhibit
              Number    Description
              -------   -----------
                3.1     Restated Articles of Incorporation of Jove Corporation
                        (Restated as of June 1, 2004)
              10.10     Product Development and Distribution Rights Agreement
                        dated April 22, 2004, between the Registrant and i2
                        Telecom International, Inc.
              10.11     Guaranty dated May 28, 2004, executed by the Registrant
                        in favor of BCE Emergis, Inc.
              10.12     Pledge Agreement dated May 28, 2004, between the
                        Registrant and BCE Emergis, Inc.
              31        Certification pursuant to SEC Release No. 33-8238, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002.
              32        Certificate pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes Oxley
                        Act of 2002.

(b)      Reports on Form 8-K.

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JOVE CORPORATION
Date:    August 11, 2004      /s/ Clifton S. Crockatt
                              -------------------------------------------------
                              Clifton S. Crockatt
                              President and Chief Executive Officer (Principal
                              Executive Officer)

Date:    August 11, 2004     /s/ Dennis M. Agresta
                             --------------------------------------------------
                             Dennis M. Agresta
                             Chief Financial Officer (Principal Financial
                             and Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number   Description
------   ------------
3.1 Restated Articles of Incorporation of Jove Corporation (Restated as of June 1, 2004)
10.10 Product Development and Distribution Rights Agreement date April 22, 2004, between the Registrant and i2 Telecom International, Inc.
10.11 Guaranty dated May 28, 2004, executed by the Registrant in favor of BCE Emergis, Inc. 10.12 Pledge Agreement date May 28, 2004, executed by the Registrant and BCE Emergis, Inc.
31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32       Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002.

                                                                EXHIBIT 3.1

                       RESTATED ARTICLES OF INCORPORATION
                                       OF
                                JOVE CORPORATION

                          (Restated as of June 1, 2004)


ARTICLE I

         The Name of the corporation is JOVE CORPORATION.

ARTICLE II

         The purposes for which the Corporation is organized is to engage in any activity for which corporations may be organized under the Michigan Business Corporation Act.

ARTICLE III

     3.1 The Corporation shall have authority to issue a total of 15,500,000 shares of capital stock, consisting of:

     (a) 15,000,000 shares of common stock, par value $1.00 per share; and

     (b) 500,000 shares of serial preferred stock, par value $0.01 per share.

     3.2 Each issued and outstanding share of common stock will entitle the holder thereof to one (1) vote on any matter submitted to a vote of or for consent of shareholders. Issued and outstanding shares of serial preferred stock will entitle the holders thereof only to those votes, if any, which may expressly be fixed as hereinafter provided for the respective series thereof and to voting rights on certain matters, and in certain circumstances, as set forth in this Article.

     3.3 The Board of Directors is authorized, by adopting one or more resolutions and filing a certificate pursuant to the applicable law of the State of Michigan, to provide from time to time for the issuance of shares of serial preferred stock in series and to fix from time to time before issuance the designation, preferences, privileges, voting, and other powers of the shares of each series of serial preferred stock and the restrictions or qualifications thereof, including, without limiting the generality of the foregoing, the following:

     i. The serial designation and authorized number of shares;

     ii. The dividend rate, the date or dates on which such dividends will be payable, and the extent to which such dividends may be cumulative;

     iii. The amount or amounts to be received by the holders of such series in the event of voluntary or involuntary dissolution or liquidation of the Corporation;

     iv. The price or prices at which shares of such series may be redeemed and any terms, conditions, and limitations upon such redemption;

     v. Any sinking fund provisions for redemption or purchase of shares of such series; and

     vi. The terms and conditions, if any, on which shares of such series may be converted into shares of other capital stock, or of other series of serial preferred stock of the Corporation.

     Each series of serial preferred stock, in preference to the common stock, may be entitled to dividends, from funds or other assets legally available therefore, at such rates, payable at such times, and cumulative to such extent as may be fixed by the Board of Directors pursuant to the authority herein conferred upon it. In the event of dissolution or liquidation of the Corporation, voluntary or involuntary, the holders of the serial preferred stock, in preference to the common stock, may be entitled to receive such amount or amounts as may be fixed by the Board of Directors pursuant to the authority herein conferred upon it. Each issued and outstanding share of serial preferred stock will entitle the holder thereof only to those votes, if any, or to voting rights on certain matters and in certain circumstances, that may expressly be fixed as provided in resolutions of the board of directors duly filed pursuant to the applicable law of the State of Michigan and authorizing the respective series thereof as set forth in this Article.

     3.4 Preferred stock of any series redeemed, converted, exchanged, purchased or otherwise acquired by the Corporation shall be cancelled by the Corporation and returned to the status of authorized but unissued serial preferred stock unless otherwise provided herein or in resolutions of the Board of Directors duly filed pursuant to the applicable law of the State of Michigan and authorizing the issuance of the shares.

     3.5 All shares of any series of serial preferred stock, as between themselves, shall rank equally and be identical; and all series of serial preferred stock, as between themselves shall rank equally and be identical except as set forth in resolutions of the Board of Directors authorizing the issuance of the series.

                                   ARTICLE IV

         [Reserved]

                                   ARTICLE V

         [Reserved]

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

          (1) The cash or fair market value of the property, securities or other consideration to be received per share (as adjusted for stock splits, stock dividends, reclassifications of shares into a lesser number and similar events) by holders of common stock of the Corporation in the Business Combination is not less than the highest of (i) the highest per share price (including brokerage commission, soliciting dealers' fees, dealer-management compensation, and other expenses, including, but not limited to, costs of newspaper advertisements, printing expenses and attorneys' fees) paid by such Related Person in acquiring any of its holdings of the Corporation's common stock, or (ii) an amount which bears the same or a greater percentage relationship to the market price of the Corporation's common stock immediately prior to the announcement of such Business Combination as the highest per share price determined in (i) above bears to the market price of the Corporation's common stock immediately prior to the commencement of acquisition of the Corporation's common stock by such Related Person, but in no event in excess of two and one-half times the highest per share price determined in (i) above, or (iii) an amount equal to the earnings per share of the Corporation for the four full fiscal quarters immediately preceding the record date for solicitation of votes an such proposed Business Combination multiplied by the then price/earnings ratio of such Related Person, if any, as computed and reported in accordance with generally accepted accounting principles; and

          (2) After becoming a Related Person and prior to the consummation of such Business Combination, (i) such Related Person shall not have acquired any shares of the stock of the Corporation or a Subsidiary, directly or indirectly, from the Corporation or a Subsidiary (except upon conversion of convertible securities acquired by it prior to becoming a Related Person or upon compliance with the provisions of this Article VIII or as a result of a pro rata stock dividend or stock split), (ii) such Related Person shall not have received the benefit, directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by, or assets of, the Corporation or a Subsidiary, (iii) such Related Person shall not have made any major changes in the Corporation's business or equity capital structure without the unanimous approval of the Continuing Directors, (iv) there shall have been no reduction in the percentage of the Corporation's earnings payable as dividends on the Corporation's common stock except as is necessary to comply with applicable laws or regulations or agreements by which the Corporation is bound, without the unanimous consent of the Continuing Directors, and (v) such Related Person shall have taken steps to ensure that the Corporation's Board of Directors at all times included representation by Continuing Directors proportionate to the stockholdings of the shareholders not affiliated with such Related Person, with a Continuing Director to occupy any resulting fractional board position; and

          (3) A proxy statement responsive to the requirements o(pound) the Securities Exchange Act of 1934, whether or not the Corporation is then subject to such requirements, shall be mailed to all stockholders of the Corporation for the purpose of soliciting stockholder approval of such Business Combination and shall contain at the front thereof, in a prominent place (i) any recommendations as to the advisability (or not) of the terms of such Business Combination which the Continuing Directors, or any Outside Directors, may choose to state, and (ii) the opinion of a national investment banking firm as to the fairness (or not) or the terms of such Business Combination, from the point of view of the remaining public stockholders of the Corporation (such investment banking firm to be engaged solely on behalf of the remaining public stockholders, to be paid a reasonable fee for their services by the Corporation upon receipt of such opinion, to be one of the so-called major bracket investment banking firms which has not previously been associated with such Related Person and, if there are at the time any such directors, to be selected by a majority of the group consisting of Continuing Directors and all Outside Directors.


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

                                  ARTICLE XII

         The personal liability of any director of the Corporation to the Corporation or its shareholders for monetary damages as a director is hereby eliminated to the fullest extent allowed by the Michigan Business Corporation Act. Any repeal or modification of this Article shall not adversely affect any right or protection of a director of the Corporation existing hereunder with respect to any act or omission occurring prior to such repeal or modification.

                                                                 EXHIBIT 10.10

                             PRODUCT DEVELOPMENT AND
                          DISTRIBUTION RIGHTS AGREEMENT

         THIS PRODUCT DEVELOPMENT AND DISTRIBUTION RIGHTS AGREEMENT is made and entered into this 22nd day of April, 2004, by and between i2 TELECOM INTERNATIONAL, INC, a Delaware corporation ("i2"), and U.S. MUTUAL FINANCIAL CORPORATION, a Michigan corporation ("USM").

                               W I T N E S S E T H

         WHEREAS, i2 possesses Voice Over Internet Protocol intellectual property ("VOIP") and is in the business of manufacturing and marketing VOIP devices as well as operating a VOIP telecommunications network; and

         WHEREAS, USM has proposed to fund the development by i2 of a VOIP device customized to interface i2's VOIP intellectual property and device to interoperate with fax machines meeting the T-38 standard ("VOIP/fax device"); and

         WHEREAS, in return for USM providing funding for the development of the VOIP/fax device, USM seeks to have certain marketing rights for the VOIP/fax device to manufacturers and distributors of fax machines ("Fax Vertical").

         NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained and other good and valuable consideration from one party to the other, the receipt and adequacy of which is hereby acknowledged, the parties hereby agree as follows:

1. PRODUCT DEVELOPMENT

     A. i2 will provide engineering and product development efforts to design and develop a prototype of the VOIP/fax device intended to be delivered to USM for testing within 120 days after the start of development. Start of Development is defined as the mutual signing of this agreement and the assignment of the Start of Development date. Start of Development: 6/15/04.

     B. USM agrees to pay i2 for its engineering services relative to such product development at the rate of Seventy-six and 92/100 Dollars ($76.92) per hour, up to a maximum of Sixty Thousand Dollars ($60,000.00). In addition, USM shall reimburse i2 for all out-of-pocket expenses relative to such development as are reasonably agreed upon by the parties in advance. All payments due from USM to i2 shall be due within fifteen (15) days following receipt of an invoice. Invoices will be submitted by i2 to USM every two (2) weeks during the development period.

     C. In the event i2 shall not have been able to deliver the VOIP/fax device prototype to USM within 120 days of the Start of Development, USM shall have the option, as its sole and exclusive remedy, of either receiving a refund of all sums paid i2 for such product development or to extend such development period to a date mutually agreeable by the parties in writing. In the event USM shall have elected to receive a return of its monies paid hereunder, USM shall retain the marketing rights as hereinafter provided for if i2 shall have completed the VOIP/fax prototype and commercially market such product on or before December 31, 2005.

     D. All intellectual property developed as a result of this Agreement, including the VOIP/fax device, shall remain exclusively with i2, subject only to those marketing distribution rights granted USM pursuant to this Agreement.

     E. STATEMENT OF WORK & ACCEPTANCE CRITERIA The parties will in good faith determine what criteria shall reasonably define a "market ready" VOIP/fax device of comparable fax quality to fax devices currently on the market prior to Start of Development. This criteria shall be defined as Appendix A to this agreement.

     2. MARKETING DISTRIBUTION RIGHTS Provided USM shall have paid i2 all sums required during the product development phase as set forth under Section 1 above and shall have accepted the VOIP/fax device prototype pursuant to the testing and acceptance standards provided for under Section 1(E) above, i2 agrees that USM shall have the following marketing and distribution rights:

     A. For a term of thirty years from June 1, 2004, USM will have the exclusive marketing and distribution rights to the VOIP/fax device to the Fax Vertical, excluding, however, i2's right to manufacture its own products containing the VOIP/fax device for its own distribution purposes. USM agrees to form a separate division and segregate the accounting for the marketing of the VOIP/fax device within the Fax Vertical line of business and will pay to i2 sixty percent (60%) of all net revenue received as a result of the marketing and sale of such VOIP/fax devices and services, with net revenues being defined as: sales, less cost of goods sold, less shipping. USM will be responsible for all of its own sales, marketing, and business development expenses. i2 Telecom will be responsible for billing and collection of all telecommunications services provided after installation of a VOIP/fax device, and USM will be responsible for billing and collection related to the sale of VOIP/fax devices. If installation or training must be provided with respect to the sale of a VOIP/fax device, the cost for these services will be billed to the customer with USM retaining 100% of the revenue derived there from.

     3. COUNTERPART/FACSIMILE. This Agreement may be executed in counterpart. A facsimile copy of this Agreement and any signatures hereon shall be considered for all purposes as originals.

     4. MODIFICATION. No change, amendment, modification or alteration of this Agreement shall be binding upon either party unless it is in writing and signed by both.

     5. SEVERABILITY. It is mutually understood that the agreements and covenants contained herein are severable and in the event any of them shall be held to be invalid, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

     6. WAIVER OF BREACH. The waiver by either party of a breach of any portion of this Agreement by the other shall not operate or be construed as a waiver of any subsequent breach.

     7. NOTICES. Any notices to be given hereunder by either party to the other shall be effected either by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of four (4) days after mailing.

     8. INCLUSION OF ENTIRE AGREEMENT HEREIN. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the subject matter hereof and contains all of the covenants and agreements between the parties with respect to such relation in any manner whatsoever.

     9. LAW GOVERNING AGREEMENT. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

     10. ATTORNEYS' FEES AND COSTS. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, expenses, costs of appeal and necessary disbursements in addition to any other relief to which it may be entitled.

     11. ASSIGNMENT. The rights and benefits of this Agreement shall not be assignable by any party without the written consent of the other.

         IN WITNESS WHEREOF, the parties hereto have executed this Product Development and Distribution Rights Agreement the day and year first above written.

Witnesses:                                i2 TELECOM INTERNATIONAL, INC.

/s/ D.C. Berman                           By:      /s/ Anthony Zalenski
------------------------------------     --------------------------------------
                                         Name:     Anthony Zalenski
/s/ Jay Lampke                           Title:  President and COO
------------------------------------


                                         U.S. MUTUAL FINANCIAL CORPORATION

/s/ Adam Meiza                           By:      /s/ Stephen Lange Ranzini
------------------------------------     -------------------------------
                                         Name:  Stephen Lange Ranzini
/s/ John Sickle                          Title:  Chairman

                                                                 EXHIBIT 10.11

                                    GUARANTY

1. Promise to Pay. For value received, subject to the limitation of liability set forth in Section 6.7 (b) and (c) of the Share Purchase Agreement (as defined below) the undersigned hereby guarantees unconditionally to BCE Emergis Inc., of 1155 Rene-Levesque Boulevard West, Montreal, Quebec, Canada, H3B 4T3 (the "Lender"), the full and prompt payment or performance of the following in accordance with the terms of this Guaranty: all indebtedness, obligations, promises, debts and liabilities of every kind and nature of BCE Emergis Systems, Inc. (the "Debtor") to the Lender evidenced by: (i) the $550,000 Term Note from the Debtor to the Lender of even date and all renewals, replacements and extensions of such Term Note; and (ii) the share purchase agreement (the "Share Purchase Agreement") among the Lender, Debtor, Robert Cheal, J. Gregory Faubert, Andrew Grewe, Jodi Koval, Bradley Smutz, and U.S. Mutual Financial Corporation of even date (hereinafter collectively the "Indebtedness"). After an Event of Default (as defined in the Security Agreement given today to the Lender by the Debtor (the "Security Agreement")), the undersigned also agrees to pay all costs and expenses including, but not limited to, reasonable attorney's fees incurred by the Lender in endeavoring to collect the Indebtedness or any part thereof and in enforcing this Guaranty or realizing upon any collateral for the Indebtedness or this Guaranty (including participating or taking action in any bankruptcy or other insolvency proceeding of the Debtor or the undersigned).

2. Extent of Liability. After an Event of Default, the undersigned immediately upon the demand of the Lender will pay to the Lender the amount due and unpaid by the Debtor as if such amount constituted the direct and primary obligation of the undersigned. The Lender shall not be required prior to any such demand on or payment by the undersigned to make any demand upon or pursue or exhaust any of its rights or remedies against the Debtor or any other person obligated with respect to the Indebtedness ("Obligor") or to pursue or exhaust any of its rights or remedies with respect to any collateral for the Indebtedness or this Guaranty. The Lender may enforce this Guaranty against the undersigned without any obligation to resort to the Debtor for the payment or to any other guarantor or any collateral, security, liens or other rights or remedies of the Lender.

                  The undersigned expressly agrees to pay the Indebtedness to the Lender in accordance with the terms of each instrument and document evidencing the Indebtedness even if such terms are held to be unenforceable, void or of no effect against the Debtor or any other Obligor. Subject to the rights of Debtor to assert Vendor Warranty Claims under Section 6.7 of the Share Purchase Agreement (on Debtor's own behalf and/or on behalf of the Guarantor, which the Lender expressly agrees the Debtor may assert on behalf of the Guarantor) and so long as the amount of any unsatisfied indemnification shall be put in escrow by the Debtor until final resolution by the parties, the undersigned will not assert, plead or enforce against the Lender any defense of waiver, release, discharge in bankruptcy statute of limitations, res judicata, statute of frauds, anti-deficiency statute, fraud, incapacity, minority, usury, illegality or unenforceability that may be available to the Debtor or any other Obligor, or any setoff available to the Debtor or any other Obligor against the Lender, whether or not on account of a related transaction. The undersigned shall be liable for any deficiency properly remaining after foreclosure of or realization upon any security for all or part of the Indebtedness, whether or not the liability of the Debtor or any other Obligor for the deficiency is discharged pursuant to statute, judicial decision or otherwise. If any payment applied by the Lender to the Indebtedness is subsequently set aside, recovered, rescinded or otherwise required to be returned or disgorged by the Lender for any reason (pursuant to bankruptcy proceedings, fraudulent conveyance statutes, or otherwise), the Indebtedness to which the payment was applied shall for the purposes of this Guaranty be deemed to have continued in existence, notwithstanding the application, and this Guaranty shall be enforceable as to such Indebtedness as fully as if the Lender had not received and applied the payment.

3. Waivers and Powers of the Lender. The undersigned waives: (i) and postpones any and all rights (whether by subrogation, indemnity, reimbursement, or otherwise) to recover from the Debtor any amounts paid by the undersigned pursuant to this Guaranty until such time as Lender has been fully and irrevocably paid the entire Indebtedness and no such payment (or any part thereof) is subject to any actual or potential claim for recovery, return or disgorgement as a preference or otherwise; (ii) any notice of the Debtor incurring any of the Indebtedness; and (iii) presentment, demand, protest or notice of dishonor, non-payment or other default with respect to any of the Indebtedness or any collateral therefore. The undersigned hereby grants to the Lender full power in its discretion and without notice to the undersigned to deal in any manner with the Indebtedness and any guarantor or any collateral, including but not limited to the following powers:

               A. To change any terms of any of the Indebtedness, including the rate of interest and to grant any extension or renewal of the Indebtedness and any other indulgence with respect thereto and to effect any release, compromise or settlement of the Indebtedness;

               B. To forebear or enter into any agreement to forebear from taking any action with respect to any of the Indebtedness or with respect to any guarantor or any collateral and to change the terms of any agreement to forebear;

               C. To forebear for calling for additional collateral to secure any of the Indebtedness or any other obligation of the Debtor to the Lender;

               D. To consent to the substitution, exchange or release of any one of the undersigned (if more than one) and any other guarantors or all or any part of any collateral securing the Indebtedness whether or not any new collateral or guaranties, if any, received by the Lender as a result of any such substitution, exchange or release, shall be of the same or of a different character or value than the collateral or guarantees surrendered by the Lender;

               E. After an Event of Default, to realize on all or part of the collateral as a whole or in such parcels or subdivided interest as the Lender may elect at any public or private sales for cash or on credit for future delivery without demand, advertisement or notice of the time or place of sale or any adjournment thereof (the undersigned hereby waives any such demand, advertisement and notice to the extent permitted by law), or by foreclosure or otherwise or to forebear from realizing thereon as the Lender, in its discretion, deems proper and to purchase all or any part of any collateral for its own account at any such sale or foreclosure.

                   The obligations of the undersigned hereunder shall not be released, discharged or in any way affected nor shall the undersigned have any rights or recourse against the Lender by reason of any action the Lender may take or omit to take under the foregoing powers.

                   The obligations of the undersigned hereunder shall not be released, discharged or in any way affected by reason of the fact that a valid lien on any of the collateral may not be conveyed to or created in favor of the Lender; nor by reason of the fact that any of the collateral may be subject to equities or defenses or claims in favor of others or may be invalid or defective in any way; nor by reason of the fact that any of the Indebtedness may be invalid or unenforceable for any reason; nor by reason of the fact that the value of any of the collateral or the financial condition of the Debtor, any obligor or any guarantor may not have been correctly estimated or may have changed or may hereafter change; nor by reason of any deterioration, waste or loss by fire, theft or otherwise of any collateral unless caused by the willful act or willful failure to act of the Lender; nor by any other circumstances which might otherwise constitute a legal or equitable discharge of a surety or guarantor.

                   No release or discharge of any one or more of the undersigned or modification of this Guaranty as to any of the undersigned (if there be more than one) shall release or discharge any other of the undersigned unless and until all of the Indebtedness shall have been fully paid.

4. Payments on the Indebtedness. All payments received from the Debtor or on account of the Indebtedness from any other source shall be taken and applied as payment in gross and this Guaranty shall apply to and secure any ultimate balance which shall remain owing to the Lender. The Lender shall have the exclusive right to determine how, when and what application of payments and credits, if any, shall be made on the Indebtedness.

5. Security. The liability of the undersigned under this Guaranty is secured by the collateral, rights and properties described in a Pledge Agreement of even date from the undersigned to the Lender and any other security or collateral agreement which has been or will hereafter be executed by any of the undersigned to or for the benefit of the Lender (all herein collectively called the "Guaranty Collateral"). Any Guaranty Collateral or the proceeds thereof may be applied to satisfy the liability of the undersigned under this Guaranty.

6. Miscellaneous. The obligations of the undersigned shall be joint and several; each of the undersigned shall be individually liable for all amounts due hereunder. All persons signing this Guaranty on behalf of a corporation, partnership, trust or other entity warrant to the Lender that they are duly and properly authorized to execute this Guaranty. Nothing in this Guaranty shall waive or restrict any right of the Lender or the undersigned granted in any other document or by law. No delay on the part of the Lender in the exercise of any right or remedy shall operate as a waiver. No single or partial release by the Lender of any right or remedy shall preclude any other future exercise of that right or remedy or the exercise of any other right or remedy. No waiver or indulgence by the Lender of any Event of Default shall be effective unless in writing and signed by the Lender. Nor shall a waiver on one occasion be construed as a bar to or waiver of that right on any future occasion. Any reference to the Lender shall include any assignee or holder of all or any part of the Indebtedness; provided, however, no such assignee or holder shall be a holder in due course and all rights and remedies available to the undersigned or the Debtor arising out of the breach of the Lender's representations, warranties, covenants, agreements and other obligations under the Share Purchase Agreement or otherwise shall remain in full force and effect notwithstanding any such succession, assignment or holding. Each and every immediate and successive assignee, transferee or holder of all or any part of the Indebtedness shall have the right to enforce this Guaranty by suit or otherwise for the benefit of such assignee, transferee or holder as fully as if such assignee, transferee or holder were specifically named herein, provided that the Lender shall have an unimpaired right to enforce this Guaranty for its benefit as to so much of the Indebtedness as it has not assigned or transferred. This Guaranty shall bind the respective heirs, personal representatives, successors and assigns of the undersigned. The undersigned agree that any action against them for enforcement of this Guaranty may be brought by the Lender in any court contemplated by the Security Agreement; the undersigned consent to personal jurisdiction over them by such courts; and they consent to venue in such courts. This Guaranty was executed in Michigan and is governed by Michigan law. Any married woman executing this Guaranty acknowledges that she binds and intends to bind her individual estate hereby.

7. WAIVER BY JURY TRIAL. THE UNDERSIDNED AND THE LENDER EACH HEREBY KNOWINGLY AND VOLUNTARILY, WITHOUT COERCION, WAIVE ALL RIGHTS TO A TRIAL BY JURY OF ALL DISPUTES BETWEEN THEM ARISING OUT OF THIS GUARANTY, ANY OF THE LIABILITIES OR ANY ALLEGED ACT OR NEGLECT OF THE LENDER.

 Date of Signing: May 28, 2004

                        U.S. Mutual Financial Corporation


                        By:      /s/ Clifton S. Crockatt
                        -----------------------------------
                        Clifton S. Crockatt, President

                                                                EXHIBIT 10.12

                                PLEDGE AGREEMENT


Date: May 28, 2004

Lender's name:               BCE Emergis Inc., a Canadian corporation(the
                             "Lender")
Lender's mailing address:    1155 Rene-Levesque Boulevard West,
                             Montreal, Quebec, Canada, H3B 4T3

Pledgor's exact legal name:  U.S. Mutual Financial Corporation ("Pledgor")
 Pledgor's mailing address:  3220 Coolidge
                             Berkley, Michigan, USA 48072

 Borrower's Name:            BCE Emergis Systems, Inc. ("Borrower")


------------------------------------------------------------------------------

         Pledgor agrees with the Lender as follows:

1. Liabilities Secured. The obligations which are secured by this Agreement are referred to collectively as the "Liabilities" and are as follows: Payment and performance of the Guaranty of even date from Pledgor to the Lender; payment of the $550,000 Term Note from Borrower to the Lender of even date, together with interest thereon and other sums owing pursuant thereto and all renewals, replacements and extensions of such Term Note; payment and performance of the provisions of this Pledge Agreement; and payment and performance of the obligations of Borrower and Pledgor to the Lender under the Share Purchase Agreement among the Lender, Borrower, Pledgor and others of even date (the "Share Purchase Agreement"). If more than one person appears as Pledgor and/or Borrower above, the Liabilities shall include, without limitation, all of the foregoing joint, several and individual obligations of each such person to the Lender.

2. Collateral. As security for the "Liabilities" as defined in Section 1 above, Pledgor hereby assigns, transfers, delivers, and pledges to and agrees that the Lender shall have a first lien and security interest in the following described property (hereinafter referred to as the Collateral):

                   49,364 Common Shares of Borrower

 and any substitutes therefor or additions thereto, together with any interest, dividends, rights, new investment property and other property which Pledgor may now or hereafter become entitled to receive on account of any such property pledged to the Lender, and all other proceeds of the foregoing.

3. Representations, Warranties and Agreements. Except as otherwise set forth in this Agreement, Pledgor represents, warrants and agrees that at all times this Agreement is in effect:

          3.1 Pledgor owns all right, title and interest in and shall preserve the Collateral (and, as to after-acquired Collateral, shall own and preserve the same) free and clear of all liens, claims, restrictions and security interests other than in favor of the Lender and other than as set forth in a buy-sell agreement to be entered into between Borrower and the Borrower's shareholders (the "Buy-Sell Agreement"). Except as otherwise set forth in this Agreement, Pledgor shall defend the Collateral against all claims of anyone claiming an interest therein or tax or lien thereon.

          3.2 Except as set forth in the Buy-Sell Agreement, there are no restrictions upon the transfer or pledge of the Collateral and Pledgor has the right to transfer the Collateral and enter into this Agreement without the consent of others.

          3.3 After an Event of Default (as defined in the Security Agreement given today by the Borrower to the Lender (the "Security Agreement")), the Lender (a) may change the registration of any registerable Collateral to any other name or form, and (b) is hereby authorized to endorse, sign, date or otherwise complete any of the Collateral or papers in connection with transfer thereof in Pledgor's name or otherwise, all as the Lender deems necessary or appropriate. After an Event of Default, Pledgor will execute such endorsements or assignments of the Collateral as the Lender may request.

          3.4 Except as otherwise set forth in this Agreement, (a) if the Lender, acting in its sole discretion, redelivers such Collateral to Pledgor or Pledgor's designee for any reason other than full payment of all of the Liabilities, such redelivery shall not constitute a release of the Lender's security interest therein or in the proceeds thereof unless the Lender specifically so agrees in writing, (b) if Pledgor requests any such redelivery, Pledgor will deliver with such request a duly executed security agreement and financing statement in form and substance satisfactory to the Lender, and (c) any proceeds of Collateral coming into Pledgor's possession as a result of any such redelivery shall be held in trust for the Lender and forthwith delivered to the Lender.

          3.5 Except as otherwise set forth in this Agreement, in the event Pledgor obtains possession or control of, or any entitlement or interest in, any investment property, financial assets, other property, money or other proceeds on account of the Collateral including, but not limited to, pursuant to any stock split, corporate reorganization, recapitalization, merger or consolidation, offering of stock rights, stock dividends, cash dividends (if cash dividends are requested by the Lender), rights to goods evidenced by the Collateral, or insurance proceeds regarding the Collateral, Pledgor shall, immediately upon receipt thereof, deliver possession and/or control (as determined by the Lender) of such property to the Lender as part of the Collateral described herein.

          3.6 Pledgor hereby agrees to deliver to the Lender all of BCE Emergis Systems, Inc.'s voting stock owned by Pledgor now or in the future and such stock shall be part of the Collateral. In addition, except as otherwise set forth in this Agreement, Pledgor shall cause all voting stock of such corporation issued by such corporation after the date hereof to be pledged to the Lender by the owners thereof in order to secure the Liabilities.

          3.7 The Lender shall use reasonable care in the custody and \ preservation of the Collateral in the Lender's possession.

           3.8 Pledgor agrees that at any time after an Event of Default and without notice to Pledgor, the Lender may: collect by legal proceedings or otherwise, all dividends, interest, principal payments, and other sums now or hereafter payable on account of the Collateral and hold the same as part of the Collateral or apply the same to any of the Liabilities, as determined by the Lender; enter into any extension, subordination, reorganization, deposit, merger, or consolidation agreement or any other agreement relating to or affecting the Collateral and in connection therewith deposit or surrender control of the Collateral thereunder and accept other property or money in exchange therefor and hold the same as Collateral or apply the same to any of the Liabilities, as determined by the Lender; and/or take any actions and pay any amounts deemed necessary by the Lender to preserve the Collateral and the Lender's security interest therein including, but not limited to, insuring the Collateral and discharging any taxes or liens against the Collateral. The Lender shall be under no duty to insure the Collateral and the risk of accidental loss or damage to the Collateral is on Pledgor.

          3.9 After an Event of Default, the amount of any payment made or the cost of any action taken by the Lender pursuant to the terms of this Agreement shall be immediately paid by Pledgor to the Lender, shall be added to the Liabilities secured hereby, and shall bear interest at the rate set forth in the Term Note executed today in favor of the Lender by the Borrower from the date incurred by the Lender until paid. No such act done or amount paid by the Lender shall be deemed to constitute a waiver of any Event of Default of Pledgor.

          3.10 After an Event of Default, (a) Pledgor hereby irrevocably appoints the Lender, or any of its officers, as its true and lawful attorney, with full power of substitution, in the name of Pledgor, to endorse, sign, date, or otherwise complete and deliver any of the Collateral and to take all other actions necessary or convenient to carry out the terms of this Agreement, and (b) the Lender may endorse, in the name of Pledgor, any check or other item received by the Lender representing payment on or other proceeds of the Collateral.

          3.11 The information regarding Pledgor set forth on the first page of this Agreement is true and correct and Pledgor will immediately notify the Lender in writing of any change in such information and will not change its state of organization, not change its legal name and not merge or consolidate with any other entity without providing the Lender with thirty (30) days prior written notice of such event.

          3.12 Pledgor authorizes the Lender to file a financing statement describing the Collateral and ratifies any financing statement previously filed by the Lender regarding the Collateral.

4. Default and Rights of the Lender. Upon occurrence of an Event of Default:

          4.1 All of the Liabilities (other than payments due pursuant to Section 3.3 of the Share Purchase Agreement) (regardless of any contrary terms thereof) shall, at the option of the Lender, be immediately due and payable without demand or notice, and the Lender may exercise any of the rights and remedies of a creditor under the Uniform Commercial Code (the "UCC"), any other law, or any Court Rule and/or take any one or more of the actions specified below (which rights and remedies are cumulative) without notice (except as required by law):

A. Lender may exercise any right or action set forth herein or in any of the documents evidencing the Liabilities;

B. Lender may institute legal proceedings to: foreclose the lien and security interest described herein; recover judgment on the Liabilities; and/or sell any or all of the Collateral;

C. Lender may exercise all voting rights of Pledgor regarding any of the Collateral, if and only if the Lender notifies Pledgor in writing of its intent to exercise such voting rights. Pledgor hereby irrevocably appoints the Lender or any of its officers proxies with full power of substitution to, after occurrence of an Event of Default and the giving of the notice described above: demand the call of a meeting of the stockholders of any corporation represented by such Collateral; vote the Collateral on any business that may come before any meeting of such stockholders or adjournments thereof; and participate in any action or vote by such stockholders by written consent or as otherwise provided by statute; and

D. Lender may sell, lease or otherwise dispose of the Collateral at public or private sale in accordance with the UCC, whether or not the Lender is in possession of the Collateral.

          4.2 Lender shall give Pledgor such notice of any private or public sale as may be required by the UCC. The Lender has no obligation to clean up or otherwise prepare the Collateral for sale. The Lender has no obligation to attempt to satisfy the Liabilities by collecting them from any other person liable for them and the Lender may release, modify or waive any collateral provided by any other person to secure any of the Liabilities, all without affecting the Lender's rights against Pledgor. Pledgor waives any right it may have to require the Lender to pursue any third person for any of the Liabilities. The Lender may comply with any applicable state or federal law requirements in connection with a disposition of the Collateral and compliance will not be considered to adversely affect the commercial reasonableness of any sale of the Collateral. The Lender may sell the Collateral without giving any warranties as to the Collateral. The Lender may specifically disclaim any warranties of title or the like. Any lack or disclaimer of warranties will not be considered to adversely affect the commercial reasonableness of any sale of the Collateral. If the Lender sells any of the Collateral upon credit, Pledgor will be credited only with payments actually made by the purchaser, received by the Lender, and applied to the indebtedness of the purchaser. In the event the purchaser fails to pay for the Collateral, the Lender may resell the Collateral and Pledgor shall be credited with the proceeds of the sale. In the event the Lender purchases any of the Collateral being sold, the Lender may pay for the Collateral by crediting some or all of the Liabilities of Pledgor. The Lender has no obligation to marshal any assets in favor of Pledgor, or against or in payment of any of the Liabilities or any obligation owed to the Lender by any other person.

          4.3 Proceeds of any collection or disposition by the Lender of any of the Collateral pray be applied by the Lender first to the reasonable expenses of retaking, conserving, collecting (by suit or otherwise) or disposing of (by sale or otherwise) the Collateral, including reasonable attorneys' fees and legal expenses incurred, and then to the satisfaction of all the Liabilities secured hereby in such order of application as the Lender elects. After such application and any further application required by law, the Lender will account to Pledgor for any surplus and Borrower and every guarantor of Borrower shall remain liable to the Lender for any deficiency.

5. Freedom to Deal with Collateral and Liabilities. Pledgor agrees that the Lender may, without notice or liability to Pledgor: release any security for the Liabilities which has been provided by Borrower or any other obligor before or after maturity of any of the Liabilities; enforce its rights as to any of the Collateral covered by this Agreement without being obliged to first do so as to any other security, whether owned by Pledgor, Borrower or any other person; add, substitute or release any maker or guarantor of the Liabilities; allow Borrower to create additional obligations secured hereby; and/or extend, renew, modify, or make any accommodations with regard to the Liabilities.

6. Terms Defined by Statute. All other terms, not expressly defined herein, shall be defined and construed in accordance with the Uniform Commercial Code as in force in the State of Michigan from time to time; provided that with respect to any term used herein that is defined in either Article 9 of the Michigan Uniform Commercial Code as in force at the time this Agreement was signed, or
Article 9 as in force at any relevant time after the date of this Agreement, the meaning to be ascribed thereto with respect to any particular item of property shall be that under the more-encompassing of the two definitions.

7. Expenses/Attorneys' Fees. After an Event of Default, all expenses incurred by the Lender in insuring, protecting, maintaining, enforcing, selling, or disposing of the Collateral and all expenses, including reasonable attorneys' fees and legal expenses, incurred by the Lender in seeking to collect or enforce any rights to or under the Collateral and, in case of an Event of Default, incurred by the Lender in seeking to enforce its rights hereunder (including participating or taking action in any bankruptcy or other insolvency proceeding of Pledgor) or for any other purpose related to this Agreement or the Liabilities shall be immediately reimbursed to the Lender by Pledgor and shall be part of the Liabilities secured by this Agreement.

8. Miscellaneous.

         8.1 The paragraph headings used in this Agreement are for convenience only and shall not be used in the interpretation hereof. All persons signing this Agreement on behalf of a corporation, partnership, trust or other entity warrant to the Lender that they are duly and properly authorized to execute this Agreement. Nothing in this Agreement shall waive or restrict any right of the Lender granted in any other document or by law. No delay on the part of the Lender in the exercise of any right or remedy shall operate as a waiver. No single or partial exercise by the Lender of any right or remedy shall preclude any other future exercise of that right or remedy or the exercise of any other right or remedy. No waiver or indulgence by the Lender of any Event of Default shall be effective unless in writing and signed by the Lender, nor shall a waiver on one occasion be construed as a bar to or waiver of that right on any future occasion. Acceptance of partial or late payments owing on any of the Liabilities at any time shall not be deemed a waiver of any default. All rights, remedies and security granted to the Lender herein are cumulative and in addition to other rights, remedies or security which may be granted elsewhere or by law. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. If any provision hereof shall be declared invalid or illegal it shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of the provision or the remaining provisions of this Agreement. Notice from the Lender to Pledgor, if mailed, shall be deemed given on the third business day after mailing to Pledgor, postage prepaid, at Pledgor's address set forth at the beginning of this Agreement or at any other address of Pledgor in the records of the Lender. The Lender may assign (or sell participations) in the Liabilities and any reference to the Lender shall include any holder of the Liabilities and any holder shall succeed to the Lender's rights under this Agreement; provided, however, no such assignee or participant shall be a holder in due course and all rights and remedies available to the Debtor arising out of the breach of the Lender's representations, warranties, covenants, agreements and other obligations under the Share Purchase Agreement or otherwise shall remain in full force and effect.

         8.2 This Agreement shall bind the heirs, personal representatives, successors and assigns of Pledgor and all persons who become bound as a debtor to this Agreement. Pledgor agrees that any action against Pledgor for enforcement of this Agreement may be brought by the Lender in any municipal or State court in Michigan having jurisdiction of the subject matter; Pledgor consents to personal jurisdiction over it by such courts; and consents to venue in such courts. If any payment applied by the Lender to the Liabilities is subsequently set aside, recovered, rescinded or otherwise required to be returned or disgorged by the Lender for any reason (pursuant to bankruptcy proceedings, fraudulent conveyance statutes, or otherwise), the Liabilities to which the payment was applied shall for the purposes of this Agreement be deemed to have continued in existence, notwithstanding the application, and shall be secured by the Collateral as fully as if the Lender had not received and applied the payment. This Agreement has been executed in Michigan, and is governed by Michigan law.

         8.3 The Pledgor may create or suffer to exist liens on the Collateral in accordance with the terms of the Buy-Sell Agreement. In the event that there is a Triggering Event pursuant to the Buy-Sell Agreement which calls for, or requires, a sale of the Collateral, the Lender agrees to allow such sale to occur pursuant to the terms of the Buy-Sell Agreement free and clear of the terms of this Agreement.

         8.4 Upon request from Pledgor, the Lender shall execute and deliver to the Pledgor a release of Lender's security interest and pledge in the Collateral with respect to any items of Collateral specified by Pledgor in such request and respecting which Pledgor is allowed to transfer in accordance with the provisions of the Share Purchase Agreement or this Agreement.

         8.5 A. After payment in full of the Balance of the Purchase Price (as defined in the Share Purchase Agreement), the Pledgor may, without the consent of the Lender, enter into, incur, create, assume or suffer to exist any loan, mortgage, pledge, lien, charge or other encumbrance of any nature whatsoever on the Collateral.

                  B. Prior to the payment in full of the Balance of the Purchase Price (a "Pre-Payment Disposition Transaction"), the Pledgor shall not enter into a Stock Transfer or Merger Transaction (each as defined in the Share Purchase Agreement) (i) without the prior written consent of the Lender, which shall not be unreasonably withheld, conditioned or delayed, and (ii) without paying the Lender the amounts owing to the Lender pursuant to Section 3.3 of the Share Purchase Agreement. In the event that a Pre-Payment Disposition Transaction is approved by Lender, upon request by the Pledgor, the Lender shall execute and deliver to the Pledgor a release of Lender's security interest hereunder (and a release of the Collateral itself) with respect to any items of Collateral which are the subject of the Stock Transfer or Merger Transaction so long as the Lender is paid the amounts to which the Lender is entitled pursuant to Section 3.3 of the Share Purchase Agreement which is due at the closing of the applicable transaction.

                  C. After the payment in full of the Balance of the Purchase Price (a "Post-Payment Disposition Transaction"), the Pledgor shall not enter into a Stock Transfer or Merger Transaction without paying the Lender the amounts owing to the Lender pursuant to Section 3.3 of the Share Purchase Agreement (no consent being required for the Lender to enter into any Stock Transfer or Merger Transaction after payment do full of the Balance of the Purchase Price). In the event that a Post-Payment Disposition Transaction occurs, in the sole discretion of the Pledgor, and so long as the Lender is paid the amounts to which the Lender is entitled pursuant to Section 3.3 of the Share Purchase Agreement which is due at the closing of the applicable transaction, upon request by the

Pledgor, the Lender shall execute and deliver to the Pledgor a release of Lender's security interest hereunder (and a release of the Collateral itself) with respect to any items of Collateral which are the subject of the Stock Transfer or Merger Transaction.

 9. WAIVER OF JURY TRIAL.

          THE UNDERSIDNED AND THE LENDER EACH HEREBY KNOWINGLY AND VOLUNTARILY, WITHOUT COERCION, WAIVE ALL RIGHTS TO A TRIAL BY JURY OF ALL DISPUTES BETWEEN THEM ARISING OUT OF THIS AGREEMENT, ANY OF THE LIABILITIES OR ANY ALLEGED ACT OR NEGLECT OF THE LENDER.


 Pledgor:

 U.S. Mutual Financial Corporation


 By:     /s/ Clifton S. Crockatt
         -----------------------------------
         Clifton S. Crockatt, President

                                                                    Exhibit 31


                      CERTIFICATION OF PRINCIPAL EXECUTIVE
                         OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Clifton S. Crockatt certify that:



1)   I have reviewed this quarterly report on Form 10-QSB of Jove Corporation.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


Date: August 11, 2004               /s/ Clifton S. Crockatt
                                     ----------------------------------
                                    Clifton S. Crockatt
                                    President and Chief Executive Officer

                      CERTIFICATION OF PRINCIPAL FINANCIAL
                         OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Dennis M. Agresta certify that:



1)   I have reviewed this quarterly report on Form 10-QSB of Jove Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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




Date: August 11, 2004               /s/ Dennis M. Agresta
                                    --------------------------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer

                                                               Exhibit 32

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: August 11, 2004      /s/ Clifton S. Crockatt
                                    Clifton S. Crockatt
                                    Chief Executive Officer



            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: August 11, 2004      /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer