Form 10QSB
period 2004-09-30
JOVE CORP
filed 2004-11-15
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the quarterly period ended September 30, 2004

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

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at November 1, 2004, was 4,520,254 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X
                                                                             -

                                JOVE CORPORATION
                                   FORM 10-QSB
                    For the quarter ended September 30, 2004

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets.................................3
                  Consolidated Statements of Operations.......................4
                  Consolidated Statements of Cash Flows.......................5
                  Notes to the Consolidated Financial Statements..............6
         Item 2.   Management's Discussion and Analysis......................11
         Item 3.   Controls and Procedures...................................17

PART II - Other Information

         Item 1.   Legal Proceedings.........................................19
         Item 2.   Changes in Securities and Use of Proceeds.................19
         Item 3.   Defaults Upon Senior Securities...........................19
         Item 4.   Submission of Matters to a Vote of Security Holders.......19
         Item 5.   Other Information.........................................19
         Item 6.   Exhibits and Reports on Form 8-K..........................19

Signatures...................................................................20




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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                   JOVE CORPORATION
                                             Consolidated Balance Sheets
                                 September 30, 2004 (Unaudited) and December 31, 2003

                                                                              September 30,
                                                                                   2004                December 31,
                                                                               (Unaudited)                 2003
                                                                           ---------------------   ---------------------

ASSETS
Cash                                                                             $       44,865          $      953,380
Accounts receivable                                                                           -                   3,000
Accrued interest receivable                                                               9,886                   3,062
Notes receivable (Note 2)                                                               636,436                 450,500
Other Assets (Note 4)                                                                     7,320                       -
Investments (Note 3)                                                                  1,049,413                  65,000
                                                                                ----------------        ----------------
      Total Assets                                                               $    1,747,920          $    1,474,942
                                                                                ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Note payable (Note 5)                                                          $      600,000          $            -
  Accrued expenses and other liabilities                                                 32,966                  53,868
                                                                                  --------------        ----------------
     Total Liabilities                                                                  632,966                  53,868

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued and outstanding:   4,520,254 shares at September 30, 2004
   and December 31, 2003                                                              4,520,254               4,520,254
  Additional paid-in-capital                                                         24,170,092              24,170,092

  Accumulated deficit                                                              (27,575,392)            (27,269,272)
                                                                                ----------------        ----------------
     Total Stockholders' Equity                                                       1,114,954               1,421,074
                                                                                ----------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                         $    1,747,920           $   1,474,942
                                                                                ================        ================

The accompanying notes are an integral part of the consolidated financial statements.


                                                    JOVE CORPORATION
                                         Consolidated Statements of Operations
                      For the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003
                                                      (Unaudited)

                                                     For the Three-Month Periods           For the Nine-Month Periods
                                                         Ended September 30,                   Ended September 30,
                                                             (Unaudited)                          (Unaudited)
                                                     --------------------------------     --------------------------------
                                                         2004             2003                2004            2003
                                                   ----------------  --------------     --------------- ----------------
 REVENUES
   Gain on sale of real estate                        $          -    $          -        $          -     $  1,073,634
   Interest income                                           9,027           6,736              26,873            6,736
   Other revenue                                             4,500           4,500              13,500           10,500
                                                     --------------  --------------     ---------------   --------------
      Total revenues                                        13,527          11,236              40,373        1,090,870
                                                     --------------  --------------     ---------------   --------------

EXPENSES
  Interest on borrowed funds                                11,250               -              26,250           31,732
  Equity in earnings (losses) from affiliates               15,587               -              15,587                -
  General and administrative expenses                       94,490          56,461             304,656          252,269
                                                     --------------  --------------     ---------------   --------------
     Total expenses                                        121,327          56,461             346,493          284,001
                                                     --------------  --------------     ---------------   --------------
INCOME (LOSS) BEFORE FEDERAL
  INCOME TAXES                                            (107,800)        (45,225)           (306,120)          806,869
FEDERAL INCOME TAX CREDIT                                        -               -                   -                -
                                                     --------------  --------------     ---------------   --------------
NET INCOME (LOSS)                                     $  (107,800)    $   (45,225)        $  (306,120)     $    806,869
                                                     --------------  --------------     ---------------   --------------
Net income (loss) per common share (basic and
diluted)                                              $      (.02)    $      (.01)      $        (.07)    $        0.18
                                                     ==============  ==============     ===============   ==============
Weighted average shares outstanding (basic and
diluted)                                                  4,520,254       4,520,254           4,520,254        4,520,254



The accompanying notes are an integral part of the consolidated financial statements.



                                                 JOVE CORPORATION
                                       Consolidated Statements of Cash Flows
                           For the Nine Month Periods Ended September 30, 2004 and 2003

                                                                                   Nine Months Ended September 30,
                                                                                  ----------------------------------
                                                                                      2004                2003
                                                                                   (Unaudited)         (Unaudited)
                                                                                  --------------      --------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                $    (306,120)      $      806,869
Cash Flows from Operating Activities:
    Gain on sale of real estate investment                                                    -         (1,073,634)
    Equity in earnings (losses) from affiliates                                          15,587                   -
    Decrease (increase) in receivables                                                  (3,824)             (6,000)
    Increase (decrease) in accrued expenses and other liabilities                      (20,902)           (104,946)
                                                                                ----------------   -----------------
       Net cash used in operating activities                                          (315,259)           (377,711)
                                                                                ----------------   -----------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investing activity                                          -           1,570,564
Payments for investments                                                              (400,000)                   -
Acquisitions of businesses                                                              (7,320)                   -
Advances related to notes receivable                                                  (185,936)                   -
                                                                                ----------------   -----------------
   Net cash provided by (used in) investing activities                                (593,256)           1,570,564
                                                                                ----------------   -----------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from escrowed funds                                                                  -             217,900
Proceeds from long-term debt                                                                  -             274,000
Repayment of long term debt                                                                   -           (605,000)
                                                                                ----------------   -----------------
   Net cash (used in) financing activities                                                    -           (113,100)
                                                                                ----------------   -----------------
   Net change in cash and cash equivalents                                            (908,515)           1,079,753

Cash and cash equivalents:
    Beginning of period                                                                 953,380               3,045
                                                                                ----------------   -----------------
    End of period                                                                $       44,865      $    1,082,798
                                                                                ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                     $       26,250      $       31,732
                                                                                ================   =================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY
   Note receivable issued in connection with sale of real estate investment     $             -    $        450,500
   Issuance of note payable in connection with preferred stock investment       $       600,000    $              -
                                                                                ================   =================

The accompanying notes are an integral part of the consolidated financial statements.



                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Jove Corporation (the "Company") and its wholly-owned subsidiaries (Internet Money Corporation, Innovative Business Systems, LLC, USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation). Significant intercompany accounts and transactions have been eliminated. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

GOODWILL

SFAS No. 142 discontinued the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 for the year ended December 31, 2004. Goodwill will now be reduced based upon an impairment analysis of the net amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of its fair value, an impairment loss will be recognized. Impairment will be reviewed annually. No impairment loss adjustment was deemed necessary for the quarter ended September 30, 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accrued interest receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments.

INCOME TAXES

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding, which were 4,520,254 for the three months and nine months ended September 30, 2004 and 2003. There are no dilutive shares.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised Interpretation No. 46 "Consolidation of Variable Interest Entities." Interpretation No. 46 requires small business issuers with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period beginning after December 15, 2004 for existing interests and immediately for new interests. The Company is currently evaluating any potential effects on its financial statements related to the issuance of this Interpretation.

NOTE 2 - NOTES RECEIVABLE

Notes receivable consists of the following:

                                          September 30,     December 31
                                             2004               2003
                                       -------------       --------------
      KeyBank participation interest       $ 450,500        $ 450,500
      West Pier                                1,000               -
      Michigan BIDCO                         184,936               -
                                          ----------        ---------
                                          $  636,436        $ 450,500
                                          ==========        ==========

The KeyBank participation interest consisted of a $450,500, or 26.5%, participation in a $1,700,000 promissory note secured by a second mortgage on real estate sold by the Company in June 2003 and an adjacent parcel of real estate. The KeyBank participation interest was paid in full in October 2004.


The Michigan BIDCO demand note receivable is the amount outstanding under a $200,000 credit facility extended to Michigan BIDCO by the Company in March 2004. The note bears interest at the rate of 12% per annum and matures upon demand by the Company. Michigan BIDCO is a related entity. See note 6. Michigan BIDCO is in the process of liquidating assets in order to pay the Company's note receivable, as well as Michigan BIDCO's other obligations. The Company believes that the proceeds from the liquidation of Michigan BIDCO's assets will be more than sufficient to pay the Company's note receivable and Michigan BIDCO's other obligations.

NOTE 3 - INVESTMENTS

Investments consisted of the following:


                                           September 30,            December 31
                                               2004                    2003
                                          ---------------        --------------
      i2 Telecom common stock              $   65,000            $    65,000
      Loop Process Systems common stock       279,351                     -
      MessageWay Solutions common stock       105,062                     -
      Michigan BIDCO 7.5% preferred stock     600,000                     -
                                           -----------           ------------
                                           $1,049,413            $    65,000
                                           ==========            ============

Acquisition of i2 Telecom Common Stock

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc. The Company converted the Senior Notes into shares of convertible preferred stock in January 2004. In February 2004, i2 Telecom completed a "reverse merger" with a public shell corporation. As a result, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." In April 2004, the Company executed the documents to convert the preferred stock to i2 Telecom common stock and in June 2004 the shareholders of i2 Telecom approved an amendment to i2 Telecom's articles of incorporation that automatically triggered the conversion of the preferred stock into shares of i2 Telecom common stock. As of September 30, 2004, the Company holds 130,634 shares of i2 Telecom common stock. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by the Company are "restricted securities" under applicable securities laws. Pursuant to an agreement, in October 2004 i2 Telecom registered 51,822 shares of the i2 Telecom stock owned by the Company and the Company can now sell these shares without restriction. The balance of the Company's shares of i2 Telecom can be sold pursuant to SEC Rule 144 beginning on February 1, 2005.

In April 2004, the Company and i2 Telecom entered into an agreement that gives the Company exclusive worldwide rights for 30 years to market and distribute a voice over Internet protocol facsimile device to be developed by i2 Telecom with funding provided by the Company.


Acquisition of Loop Process Systems, Inc. Common Stock

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"). In connection with the stock purchase, the Company was obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs were estimated at $470,000 CDN and the balance of the project funding will be derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. The Company funded the entire $250,000 to Loop under this agreement during the first and second quarters of fiscal 2004. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials. The Company estimates that this security collateralizes approximately 70% of its equity investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.

In June 2004, the Company purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Chief Financial Officer, for a purchase price of $50,000. The Company purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in January 2004, which was the same price per share paid by the Company for its original 25% interest in Loop. As a result, as of September 30, 2004, the Company owned 30% of Loop's outstanding stock at an aggregate purchase price of $300,000. The Company recorded a loss of $20,649 on its investment in Loop for the nine months ended September 30, 2004.


Acquisition of Michigan BIDCO Preferred Stock

On March 24, 2004 the Company acquired $600,000 of preferred stock of Michigan BIDCO from University Bank in exchange for a $600,000 note (see note 5). This was part of the Michigan BIDCO and West Pier Corporation acquisition (see note
6).

Acquisition of MessageWay Solutions, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. Effective August 3, 2004, BCE changed its name to MessageWay Solutions, Inc. ("MessageWay"). In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company recorded income of $5,062 on its investment in MessageWay for the nine months ended September 30, 2004.

Acquisition of Internet Money Corporation Common Stock

On September 30, 2004, the Company acquired 100% of the outstanding stock of Internet Money Corporation, a newly formed Delaware corporation ("IMC"), for $4,978. See note 6. The entire purchase price for IMC has been allocated to goodwill and is included in Other Assets on the balance sheet. See note 4.

Acquisition of Innovative Business Systems, LLC

On September 30, 2004, the Company acquired 100% of the membership interests of Innovative Business Systems, LLC, a Michigan limited liability company ("IBS"), from an unrelated third party for $2,342. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. The Company acquired IBS for tactical reasons in connection with its planned development of software assets. The entire purchase price for IBS has been allocated to goodwill and is included in Other Assets on the balance sheet. See note 4.

NOTE 4 - OTHER ASSETS
                                                                          September 30,             December 31
                                                                              2004                     2003
                                                                         ----------------          --------------
      Other Assets consists of goodwill on the acquisitions of
      Internet Money Corporation and Innovative Business Systems,
      LLC                                                                $      7,320                    -
                                                                         ----------------          --------------
                                                                         $      7,320                    -
                                                                         ================          ==============

NOTE 5 - NOTE PAYABLE

Note Payable consisted of the following:


                                                                          September 30,             December 31
                                                                              2004                     2003
                                                                         ----------------          --------------
      Note Payable to University Bank accruing interest at 7.5%, monthly interest payments, secured by preferred stock of
      Michigan BIDCO, and maturing December 31, 2004                     $      600,000                  -
                                                                         ----------------          --------------
                                                                         $      600,000                  -
                                                                         ================          ==============

As of November 1, 2004 this note has been paid down to $325,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

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


The Company issued 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 into escrow as the consideration for the common stock of West Pier and Michigan BIDCO that the Company proposes to acquire in this transaction. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until the Company receives revenue on developmental software acquired in these transactions, at which time the Company must use 50% of any revenue derived from the developmental software to pay outstanding principal and accrued interest until the notes are paid in full. In addition, on March 24, 2004, the Company issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of Michigan BIDCO. See note 5. The $600,000 promissory note bears interest at 7.5% per annum, matures on December 31, 2004, and is secured by the purchased assets as well as the Company's investments in i2 Telecom and Loop Process Systems. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

The closing of these acquisitions was contingent upon approval by the State of Michigan of the Company's acquisition of Michigan BIDCO. In August 2004, the Company obtained approval from the State of Michigan for the termination of Michigan BIDCO's license as a business and industrial development company under the laws of the State of Michigan so that the Company can proceed with the closing of the acquisition of Michigan BIDCO. The Company currently believes that it will complete the acquisition of Michigan BIDCO and West Pier Corporation during the fourth quarter of 2004. The Company also is researching the purchase accounting adjustments to be made in order to reflect these acquisitions.

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

On September 30, 2004, the Company acquired 100% of the outstanding stock of Internet Money Corporation from Stephen Lange Ranzini, the Company's Chairman of the Board. The Company paid $4,978 for the stock of IMC. The Company acquired IMC, which is inactive and has never had any operations, for tactical reasons in connection with its planned development of software assets.

Item 2. Management's Discussion and Analysis

For a description of the Company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three months and nine months ended September 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report.

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

Acquisition of i2 Telecom Stock and Product Development and Distribution Rights Agreement with i2 Telecom

As of September 30, 2004, our company holds 130,634 shares of common stock i2 Telecom International, Inc., which became a publicly traded corporation after a "reverse merger" with a public shell corporation in February 2004. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to our company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by our company are "restricted securities" under applicable securities laws. Pursuant to an agreement, in October 2004 i2 Telecom registered 51,822 of our shares of i2 Telecom stock and we can sell those shares without restriction.

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

Acquisition of Loop Process Systems, Inc. Stock

In January 2004, we acquired 25% of the outstanding stock of Loop Process Systems, Inc., or "Loop," which is an environmental technology company that possesses technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. In connection with our initial purchase of Loop stock, during the first and second quarters of fiscal year 2004 we funded $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology.

In June 2004, we purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer, at the same price per share as our original purchase of Loop stock. As a result, we currently own 30% of Loop's outstanding stock. We recorded a loss of $20,049 on our investment in Loop for the nine months ended September 30, 2004.

Acquisition of MessageWay Solutions, Inc. Common Stock

On May 28, 2004, we purchased approximately 27.4% of the common stock of BCE Emergis Systems, Inc., or "BCE," for $100,000 as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. In August 2004, BCE changed its name to MessageWay Solutions, Inc., or "MessageWay." In connection with this transaction, our company and each of the other purchasers (a) pledged our respective shares of MessageWay stock as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. We recorded income of $5,062 on our investment in MessageWay for the nine months ended September 30, 2004.

MessageWay provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications. We currently are in discussions with MessageWay with respect to the terms under which our company will obtain a license for the MessageWay software. We plan to use the MessageWay software in order to complete the development and commercialization of the "Developmental Software," as described under "Michigan BIDCO and West Pier Corporation Acquisitions," below.

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

On March 24, 2004, we also issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of Michigan BIDCO. The $600,000 promissory note bears interest at 7.5% per annum, matures on December 31, 2004, and is secured by the purchased assets as well as our interests in i2 Telecom and Loop Process Systems.

In March 2004, we extended to Michigan BIDCO a $200,000 credit facility to provide Michigan BIDCO with operating liquidity. As of September 30, 2004, we had advanced a total of $178,306 to Michigan BIDCO under this facility. The note payable bears interest at the rate of 7.5% per annum.

The closing of the West Pier and Michigan BIDCO acquisitions was contingent upon approval by the State of Michigan of our acquisition of Michigan BIDCO. In August 2004, we obtained approval from the State of Michigan for the termination of Michigan BIDCO's license as a business and industrial development company under the laws of the State of Michigan so that we can proceed with the closing of the acquisition of Michigan BIDCO. We currently believe that we will complete the acquisition of Michigan BIDCO and West Pier Corporation during the fourth quarter of 2004. Upon completion of these acquisitions, our business strategy will be to engage primarily in the development, marketing, and distribution of the Developmental Software.

Acquisition of Internet Money Corporation Common Stock

On September 30, 2004, we acquired 100% of the outstanding stock of Internet Money Corporation, or "IMC" from Stephen Lange Ranzini, our Chairman of the Board. We paid $4,978 for the stock of IMC. We acquired IMC, which is inactive and has never had any operations, for tactical reasons in connection with our planned development of software assets.

Acquisition of Innovative Business Systems, LLC

On September 30, 2004, we acquired 100% of the membership interests of Innovative Business Systems, LLC, or "IBS," from an unrelated third party for $2,342. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. We acquired IBS for tactical reasons in connection with our planned development of software assets.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Total revenue was $13,527 in the three months ended September 30, 2004, as compared with total revenue of $11,236 in the three months ended September 30, 2003. Revenue for the three months ended September 30, 2003 and 2004 consisted primarily of interest income and software fees.

We incurred interest expense of $11,250 related to the note on the purchase of the Michigan BIDCO preferred stock in the three months ended September 30, 2004, as compared with interest expense of $0 for the three months ended September 30, 2003. We recorded a loss on equity investments of $15,587 in the three months ended September 30, 2004, as compared with loss on equity investments of $0 for the three months ended September 30, 2003.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $94,490 for the three months ended September 30, 2004, as compared with $56,461 for the three months ended September 30, 2003.

We recorded no income tax expense for the three months ended September 30, 2004 and September 30, 2003. As of December 31, 2003, we have available net operating loss carryforwards totaling approximately $1,849,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(107,800), or $(.02) per share, in the three months ended September 30, 2004 as compared with net loss of $(45,225), or $(.01) per share, in the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003

Total revenue was $40,373 in the nine months ended September 30, 2004, as compared with total revenue of $1,090,870 in the nine months ended September 30, 2003. Revenue for the nine months ended September 30, 2004 consisted primarily of software licensing fees and interest income. Revenue for the nine months ended September 30, 2003 consisted primarily of proceeds from the sale of the 59.49 acre parcel of undeveloped real estate, which was our remaining significant non-liquid asset.

We incurred interest expense of $26,250 related to the note for the purchase of the Michigan BIDCO preferred stock in the nine months ended September 30, 2004, as compared with interest expense of $31,732 related to long-term debt on our real estate assets in the nine months ended September 30, 2003. We recorded a loss on equity investments of $15,587 in the nine months ended September 30, 2004, as compared with loss on equity investments of $0 for the nine months ended September 30, 2003

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $304,656 for the nine months ended September 30, 2004, as compared with $252,268 for the nine months ended September 30, 2003.

We recorded no income tax expense for the nine months ended September 30, 2004 and September 30, 2003. As of December 31, 2003, we have available net operating loss carryforwards totaling approximately $1,849,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(306,120), or $(.07) per share, in the nine months ended September 30, 2004, as compared with net income of $806,869, or $0.18 per share, in the nine months ended September 30, 2003.

Liquidity and Capital Resources

Our cash balance decreased from $953,380 at December 31, 2003 to $44,865 at September 30, 2004, primarily as a result of the strategic investments we made during the first two quarters of fiscal 2004.

Our short-term debt increased from $0 at December 31, 2003 to $600,000 at September 30, 2004, representing the $600,000 note payable to University Bank for the purchase of the Michigan BIDCO preferred stock in the first quarter of fiscal 2004. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $550,000 of the purchase price for MessageWay.

As a portion of our proceeds from the sale of real estate in June 2003, we received a $450,500, or 26.5%, participation in a $1,700,000 promissory note secured by real property. The promissory note was paid in full in October 2004 and we used $275,000 of the proceeds from that note to pay down the $600,000 note payable to University Bank. The remaining $325,000 on the note payable to University Bank, Inc. matures on December 31, 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds from sales of certain of the assets to be acquired in the West Pier and Michigan BIDCO transactions or by private equity or debt financings. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets to be acquired in the West Pier and Michigan BIDCO transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

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

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness, as of September 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

         Not applicable.

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


                                JOVE CORPORATION

Date:    November 12, 2004        /s/ Clifton S. Crockatt
                                  ---------------------------------------------
                                  Clifton S. Crockatt
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date:    November 12, 2004        /s/ Dennis M. Agresta
                                  ---------------------------------------------
                                  Dennis M. Agresta
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

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


Date: November 12, 2004             /s/ Clifton S. Crockatt
                                     ----------------------------------
                                    Clifton S. Crockatt
                                    President and Chief Executive Officer

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




Date: November 12, 2004             /s/ Dennis M. Agresta
                                    --------------------------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer

                                                                    Exhibit 32

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: November 12, 2004    /s/ Clifton S. Crockatt
                                    --------------------------
                                    Clifton S. Crockatt
                                    Chief Executive Officer



            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: November 12, 2004            /s/ Dennis M. Agresta
                                            ---------------------------
                                            Dennis M. Agresta
                                            Chief Financial Officer