Form 10KSB
period 2004-12-31
JOVE CORP
filed 2005-05-27
CIK 718500

c
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004
                         Commission file number 0-12123

                                JOVE CORPORATION
              (Exact name of Small Business Issuer in its Charter)


            Michigan                               38-245962
--------------------------               ----------------------------
 (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)

             3220 Coolidge Highway, Berkley, Michigan      48072
             ----------------------------------------  ------------------
             (Address of Principal Executive Offices)     (Zip Code)

              Telephone Number, Including Area Code: (248) 542-6111

     Securities registered under to Section 12 (b) of the Exchange Act: None

        Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X           No
   --------       -----------


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's  revenue for the fiscal year ended December 31, 2004 was
$113,169

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2004 was $437,058. This value is based upon the net book value per share of the Company at December 31, 2004, which was utilized due to the lack of any current market for or significant trading of the Company's common equity.

As of December 31, 2004, there were 6,472,464 shares of registrant's common stock, $1.00 par value, outstanding.

Transitional Small Business Disclosure Form:  Yes          No     X
                                                 --------     ---------

Documents incorporated by reference: None

                                JOVE CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 2004

                                TABLE OF CONTENTS
                                                                           Page

PART I........................................................................2
   ITEM 1. DESCRIPTION OF BUSINESS............................................2
   ITEM 2. DESCRIPTION OF PROPERTY............................................5
   ITEM 3. LEGAL PROCEEDINGS..................................................5
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................5

PART II.......................................................................5
   ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
              AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES........5
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS...............................6
   ITEM 7. FINANCIAL STATEMENTS..............................................16
   ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES......................................16
   ITEM 8A.  CONTROLS AND PROCEDURES.........................................16
   ITEM 8B.  OTHER INFORMATION...............................................17

PART III.....................................................................18
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................18
   ITEM 10.  EXECUTIVE COMPENSATION..........................................19
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                             MANAGEMENT AND RELATED STOCKHOLDER MATTERS......20
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21
   ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K...........................23
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................26

SIGNATURES...................................................................27

FINANCIAL STATEMENTS........................................................F-1

                             -----------------------

Forward-Looking Statements

This report on Form 10-KSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this annual report include, but are not limited to, (a) our ability to complete development of and to commercialize the developmental software we acquired in 2004; (b) our ability to raise all or a portion of the capital that will be required to commercialize the developmental software; and
(c) our ability to continue as a going concern.

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified throughout this report and in the section in Item 6, below, entitled "Certain Risk Factors Affecting Our Business," as well as other factors that we currently are unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements included in this report on Form 10-KSB.

                                     PART I

ITEM 1. Description of Business.

Jove Corporation recently acquired certain developmental software. We plan to commercialize this software and to develop a network for Internet-based payments that will be supported by major banking institutions. During 2004 we acquired several small companies and made strategic investments in other companies in order to obtain the developmental software, as well as other resources that we believe will be useful in commercializing that software. During 2003 and 2004 we also made strategic investments in other companies that we believe can provide revenue-generating opportunities for our company. Our current business strategy is to (a) integrate the acquired businesses and commercialize the developmental software as quickly as possible, (b) develop, in conjunction with another company, a voice over Internet protocol facsimile machine, and (c) provide marketing and managerial services to other technology companies.

Background

We operated as a savings and loan holding company under the name "U.S. Mutual Financial Corporation" during the early and mid-1980s. In November 1985, the Federal Home Loan Bank Board seized all of the company's savings and loan and mortgage banking assets and liabilities and transferred substantially all of such assets and liabilities to a newly organized federal mutual savings and loan association. In March 1986, our management implemented a corporate restructuring, which continued through 2003, to position the organization for future recapitalization through mergers and acquisitions and/or direct capital investment.

Between 1986 and December 31, 2003, our business activities were limited to liquidating our portfolio of land contracts, developed and undeveloped real estate, and other assets in order to pay our obligations and to accumulate cash reserves in order to position our company to resume operations by acquiring other businesses. During this time, we also prevailed in or settled all of the legal proceedings in which we were involved.

Our Current Business

In December 2004, we acquired 100% of the common stock of West Pier Corporation and approximately 88.5% of the common stock of Michigan Business Development Company, or "MBDC," formerly known as Michigan BIDCO, Inc. We had previously acquired 100% of the outstanding preferred stock of MBDC in March 2004. Both MBDC and West Pier are characterized as operationally inactive with the exception of certain developmental software, as described below. Our strategic rationale for purchasing these companies is to (1) leverage our resources in connection with implementing our business plan, (2) obtain the rights to the developmental software, and (3) position our company for future earnings potential from the developmental software.

The developmental software provides us with the basic technology with which we intend to develop a bank-centric network hub, or "BNH," for Internet-based payments that also will provide interoperability with existing legacy payment systems. We plan to develop the BNH to provide the connectivity, security and authentication technology backbone, and neutral third party interoperability between bank and non-bank payment systems that will lead to development of email spam blocking, logistics, and supply chain coordination and networking technologies. The software will allow the efficient completion of a payment cycle within seconds across a variety of platforms, such as credit cards, debit cards, prepayment cards, digital check payments, and others. In addition, this will allow banks to profitably process very small money transactions, called "micro-payments," of less than $1.00 or even less than one cent for the first time. By comparison, using existing technology there currently is no cost-effective and secure way for merchants to sell digital content at price points of under $5.00. We believe that this micro-payment gap is preventing the development of a large market for Internet-based digital content utilizing any given standard, let alone a global standard that integrates the numerous and diverse legacy payment systems already used by the major world banking systems. Having the ability to cost-effectively verify, authorize, and process micro-payments of one cent or less in real time will enable a cost-efficient means of eliminating the email spam problem, among many other applications.

Our current business plan is to develop and commercialize the developmental software as the cornerstone of a network supported by major banking institutions. The network will block junk e-mail, commonly known as "spam," as well as other Internet-based fraud such as "phishing," where spammers attempt to steal the financial information of e-mail users, by creating a protected zone on the Internet where only authenticated members of the network will be able to send e-mails to other registered users of the network. The network technologies and the BNH will enable users to easily and cost-effectively transmit micro-payments ranging from a fraction of a penny to $10.00 per transaction. By registering with the network, a user can enforce a network rule that would actually charge the sender of an unsolicited e-mail one cent or more for the right to send an e-mail to the user. By doing so, spam messages would be blocked unless the sender registers with the network and includes with each outgoing e-mail an electronic "check" that settles through the network. If enough users adopt the network, sending spam messages quickly would become economically cost prohibitive to the sender.

As currently designed, the developmental software will use a self-distributing or "viral" marketing concept. Recipients of e-mail sent through the network will be able to register through their banks in order to become members of the network. Once they join the network, users will be protected from spam, "phishing," and other scams because the network will identify whether or not incoming e-mail is from an authenticated user of the network and block those e-mails from unauthenticated sources.

We plan to establish relationships with large and small banking institutions, credit unions, financial service companies, and corporations as we develop and commercialize the developmental software. We intend to establish a pilot program with banking institutions or one or more banking technology consortiums to

o        perform initial testing and evaluation in a simplified environment;
o        test a working prototype of the system;
o establish network rules and service level agreements for the participants while ensuring compliance with various legal requirements; and
o        test a working commercial prototype of the system.

We plan to leverage relationships that Stephen Lange Ranzini, our Chairman of the Board, has within the banking industry to help our company establish many of the strategic alliances that will be required to enable us to complete development of a working version of the software and to commercialize the product. Once we have developed a commercialized version of the software, we plan to market the network to banks through the American Bankers Association or other banking industry associations.

In May 2004, we acquired approximately 27.4% of the common stock of MessageWay Solutions, Inc. MessageWay provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications. We currently plan to use the MessageWay software in order to complete the development and commercialization of the developmental software.

On September 30, 2004, we acquired (a) 100% of the membership interests of Innovative Business Systems, LLC, or "IBS", from Christopher J. Weideman, and
(b) 100% of the outstanding stock of Internet Money Corporation, or "IMC", from Stephen Lange Ranzini. IBS is an approved IBM software development partner and, as such, receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. This relationship will enable us to develop the developmental software more economically than otherwise would be possible. Mr. Weideman became our Chief Technology Officer after we acquired IBS. We acquired IMC, which is inactive and has never had any operations, for tactical reasons as a potential future subsidiary "spin-off' of the development software assets.

We believe that we will require approximately $25 million of additional cash or in-kind capital to fully develop and commercialize the developmental software over the next two years. We may obtain this capital in the form of cash, contribution of services and equipment from the targeted users of the software and other service providers, or both. We cannot provide assurance, however, that such additional capital will be available at all or, if available, that we will be able to obtain such additional capital on acceptable terms. The inability to obtain the additional capital that we require to fully develop and commercialize the developmental software or otherwise to fund our ongoing operations and growth strategy could have a material adverse affect on our business, operating results, and prospects.

Three patents were filed in connection with the developmental software prior to our acquisition of West Pier and MBDC. In connection with those acquisitions, we acquired certain rights to those patents. We currently own 75% of the rights to the first patent, 100% of the rights to the second patent, and 50% of the rights to the third patent. We plan to acquire the remaining rights to the first and third patents from the holders of those interests, so that we ultimately will own 100% of the intellectual property interests in the developmental software. We cannot provide assurance, however, that we will successfully acquire 100% of the patent rights in the developmental software.

Other Recent Acquisitions and Investments

In addition to acquiring West Pier, MBDC, IBS, and IMC, during 2003 and 2004 we made the strategic investments described below.

i2 Telecom International, Inc.

We own 130,634 shares of common stock of i2 Telecom International, Inc., a publicly traded company. i2 Telecom provides low-cost telecommunications services employing voice over Internet protocol, or "VOIP," technology. We made our investment in i2 Telecom primarily to enhance our ability to enter into revenue-generating marketing and distribution agreements with i2 Telecom with respect to certain of its VOIP products and services.

Effective April 22, 2004, we entered into an agreement with i2 Telecom pursuant to which we will pay i2 Telecom up to $60,000 to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides our company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Under the agreement, we will pay to i2 Telecom 60% of the net revenue we derive from marketing and sales of VOIP/fax devices and related services. Also under the agreement, we will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. In March 2005, we entered into an agreement with i2 Telecom under which we will serve as an authorized, non-exclusive sales agent for i2 Telecom's products and services. We cannot provide assurance, however, that we will derive a material amount of revenue from the VOIP/fax agreement, the sales agent agreement, or any other agreement with i2 Telecom.

Loop Process Systems, Inc.

We currently own 30% of the outstanding stock of Loop Process Systems, Inc., or "Loop," which is an environmental technology company that possesses technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. In connection with our initial purchase of Loop stock, during the first and second quarters of fiscal year 2004 we funded $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. Loop anticipates the demonstration trial will be completed in April of 2005.

MessageWay Solutions, Inc.

We own approximately 27.4% of the common stock of MessageWay Solutions, Inc. MessageWay provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications. We currently plan to use the MessageWay software in order to complete the development and commercialization of the developmental software.

Future Strategic Opportunities

We are actively seeking other operating companies that we can acquire and operate, as well as other opportunities for strategic relationships or investments. We plan to use the proceeds from the sale of the additional shares of common stock, debt, or combinations thereof to make such acquisitions and investments. We cannot provide assurance, however, that we will identify and consummate any acquisitions or investment opportunities in the future or that any acquisitions or investments that we do make will be profitable for our company. See "Certain Risk Factors Affecting Our Business" included in Item 6, "Management's Discussion and Analysis."

Employees

Our company had no employees as of December 31, 2004. During 2003 and 2004, CCG Partners, LLC performed all day-to-day management functions for our company. CCG Partners is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer. See Item 12, "Certain Relationships and Related Transactions."

ITEM 2. Description of Property.

Our offices are housed within the offices owned by CCG Partners, LLC, which is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and
Dennis M. Agresta, our Chief Financial Officer. See Item 12, "Certain Relationships and Related Transactions."

ITEM 3. Legal Proceedings.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

Our common stock was delisted from the National Association of Securities Dealers Automated Quotations System, or "Nasdaq," in August 1986. Information regarding trading in our common stock has been limited for the two years ended December 31, 2004 due to the delisting from Nasdaq and discontinuance of reporting on our company by the over-the-counter "Pink Sheets." We currently are seeking one or more "market makers" who will make a market in our common stock on the OTC Bulletin Board. There can be no assurance, however, that a market for our common stock will ever develop. See "Certain Risk Factors Affecting Our Business" in Item 6, "Management's Discussion and Analysis."

As of December 31, 2004, there were 6,472,464 shares of common stock outstanding and approximately 2,500 holders of record of common stock.

We may pay dividends on our common stock if, as, and when declared by our Board of Directors out of funds legally available therefor. The current policy of our Board of Directors is to retain any available earnings for use in the recapitalization and expansion of our business. Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

ITEM 6. Management's Discussion and Analysis.

For a description of our significant accounting policies and an understanding of the factors that influenced our performance during the fiscal year ended December 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the audited financial statements, including the related notes thereto, beginning on page F-1 of this report. In particular, in accordance with SFAS 141, "Business Combinations," we have restated our financial statements for fiscal 2003 and 2004 to reflect the acquisitions of MBDC and West Pier as though we completed those acquisitions on January 1, 2003.

Summary of Selected Financial Data

The following table summarizes certain financial data derived from our audited financial statements for the years ended December 31, 2004 and 2003. Please see our complete financial statements, including the related notes thereto, beginning on page F-1 of this report.

                                                                                Year Ended December 31,
                                                                                ------------------------
                                                                                2004             2003
                                                                                ----             ----
           Statement of Operations Data:
               Total revenues...................................            $   113,169      $  48,145
               Interest expense.................................                 74,792         58,830
               General and administrative expenses..............                525,373        393,568
               Net loss.........................................               (559,138)      (403,274)
               Net loss per share...............................                 ($0.09)        ($0.07)

           Balance Sheet Data:
               Cash.............................................            $    89,750      $  963,040
               Real estate investments..........................                695,798         691,419
               Total assets.....................................              1,728,019       2,866,476
               Bank loans, advances and other borrowings........                869,705         535,585
               Stockholder's equity.............................                790,224       1,985,610

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Between 1986 and June 2003, our company pursued a corporate restructuring plan that was designed to generate the liquidity (cash flow) necessary to retire demand notes due to banks, meet current obligations, and fund numerous legal proceedings in which we were involved. During that period we liquidated our portfolio of land contracts, developed and undeveloped real estate, and other assets and used the proceeds from those asset sales to pay our obligations and to accumulate cash reserves in order to position our company to resume operations by acquiring other businesses. During this time, we also prevailed in or settled all of the legal proceedings in which our company was involved. We currently are not involved in any legal proceedings.

In June 2003 we sold a significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to acquire other businesses and to make strategic investments in other companies in a manner that we believe will provide us with revenue-generating opportunities. Our current business strategy is (a) to integrate the operations of West Pier and MBDC and to commercialize the developmental software as quickly as possible;
(b) to develop, in conjunction with i2 Telecom International, Inc., a VOIP facsimile device and to market that device to manufacturers of facsimile machines; and (c) to provide marketing and other managerial services to other technology companies. We also plan to seek additional strategic business relationships with other companies that will provide us with revenue-generating opportunities. We cannot provide assurance, however, that we will be able to identify and consummate additional acquisition opportunities or strategic relationships or that any such transactions will be profitable.

Ownership of i2 Telecom Stock and Product Development and Distribution Rights Agreement with i2 Telecom

As of December 31, 2004, we held 130,634 shares of common stock i2 Telecom International, Inc., which became a publicly traded corporation after a "reverse merger" with a public shell corporation in February 2004. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to our company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by our company are "restricted securities" under applicable securities laws. Pursuant to an agreement, in October 2004 i2 Telecom registered 51,822 of our shares of i2 Telecom stock and we can sell those shares without restriction. The remaining shares can now be sold pursuant to Rule 144 under the Securities Act of 1933. We recorded no income or loss on our investment in i2 Telecom for the year ended December 31, 2004.

i2 Telecom provides low-cost telecommunications services employing voice over Internet protocol, or "VOIP" technology. We made our investment in i2 Telecom primarily to enhance our ability to enter into revenue-generating marketing and distribution agreements with i2 Telecom with respect to certain of its VOIP products and services. Effective April 22, 2004, we entered into an agreement with i2 Telecom pursuant to which we will pay i2 Telecom up to $60,000 for engineering and product development services. i2 Telecom will use these funds to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides our company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Under the agreement, we will pay to i2 Telecom 60% of the "net revenue" we derive from marketing and sales of VOIP/fax devices and related services, with "net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, we will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. In March 2005, we entered into an agreement with i2 Telecom under which we will serve as an authorized, non-exclusive sales agent for i2 Telecom's products and services. We cannot provide assurance, however, that we will derive a material amount of revenue from the VOIP/fax agreement, the sales agent agreement, or any other agreement with i2 Telecom.

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

In June 2004, we purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer, at the same price per share as our original purchase of Loop stock. As a result, we currently own 30% of Loop's outstanding stock. We recorded a loss of $21,100 on our investment in Loop for the year ended December 31, 2004.

Acquisition of MessageWay Solutions, Inc. Common Stock

On May 28, 2004, we purchased approximately 27.4% of the common stock of BCE Emergis Systems, Inc., or "BCE," for $100,000 as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. In August 2004, BCE changed its name to MessageWay Solutions, Inc., or "MessageWay." In connection with this transaction, our company and each of the other purchasers (a) pledged our respective shares of MessageWay stock as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. Due to various contingencies associated with this transaction, we did not record the potential $550,000 obligation on our financial statements for the year ended December 31, 2004. We recorded a loss of $43,722 on our investment in MessageWay for the year ended December 31, 2004.

MessageWay provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications. We currently plan to use the MessageWay software in order to complete the development and commercialization of the developmental software.

Michigan Business Development Company (MBDC) and West Pier Corporation (West
Pier) Acquisitions

On December 30, 2004, we acquired 100% of the common stock of West Pier and approximately 88.5% of the common stock of MBDC. Both companies are characterized as operationally inactive with the exception of the developmental software. Our strategic rationale for purchasing these companies was to obtain rights to the developmental software, complete development of the developmental software, and commercialize the developmental software.

Stephen Lange Ranzini, a director of our company, certain members of Mr. Ranzini's immediate family, and University Bank, Inc. were the controlling shareholders of West Pier and MBDC. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

We issued an aggregate of 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 to acquire these companies. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until we receive revenue on the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full.

On March 24, 2004, we also issued a $600,000 promissory note to University Bank as the consideration for all of the outstanding preferred stock of MBDC. The $600,000 promissory note bore interest at 7.5% per annum, matured on December 31, 2004, and was secured by the purchased assets as well as our interests in i2 Telecom and Loop Process Systems.

On December 29, 2004, we issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on December 31, 2005, and is collateralized by (a) all of the shares of West Pier, (b) our line of credit with MBDC, and (c) our interests in i2 Telecom, University Bancorp, Inc., and CityFed Financial Corp. We used the proceeds from the promissory note to repay the amounts remaining outstanding under the promissory note we issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC.

Acquisition of Internet Money Corporation

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

Acquisition of Innovative Business Systems, LLC

On September 30, 2004, we acquired 100% of the membership interests of Innovative Business Systems, LLC, or "IBS," from Christopher J. Weideman for $2,342. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. We acquired IBS for tactical reasons in connection with our planned development of software assets. Following our acquisition of IBS, Mr. Weideman became our Chief Technology Officer.

Results of Operations

Fiscal year ended December 31, 2004 compared with fiscal year ended December 31, 2003

Total revenue for the year ended December 31, 2004, was $113,169 compared with revenue of $48,145 in the year ended December 31, 2003. Revenue in fiscal year 2004 consisted of interest income, other income related to software licensing fees and market value adjustments on investments and loans. Revenue in fiscal 2003 consisted of proceeds from the sale of a 59.49 acre parcel of undeveloped real estate, market value adjustment on investments and loan, losses on investments, interest income and other income related to software licensing fees. Market value adjustments related to securities classified as "available for sale" are recorded in comprehensive loss. Because (a) our revenue in fiscal 2004 was derived primarily from other income and (b) we only recently began efforts to commercialize the developmental software, we currently cannot provide any meaningful guidance with respect to the sources, timing, or amounts of revenue in fiscal 2005.

We incurred interest expense of $74,792 related to short term debt on the acquisition of MBDC preferred stock, notes payable, and long term debt on real estate in fiscal 2004, as compared with interest expense of $58,830 related to long term debt on real estate assets and notes payable in fiscal 2003.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $525,373 in fiscal 2004, as compared with $392,568 in fiscal 2003.

We recorded no income tax expense in fiscal 2004 or 2003. As of December 31, 2004, we have available net operating loss carryforwards totaling approximately $2,648,092. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of ($559,138), or $(.09) per share, in fiscal 2004, as compared with net loss of ($403,274), or $(0.7) per share, in fiscal 2003.

Liquidity and Capital Resources

Our cash balance decreased from $963,040 at December 31, 2003, to $89,750 at December 31, 2004, primarily as a result of the acquisitions and strategic investments we made during fiscal 2004.

Our debt increased from $535,585 at December 31, 2003 to $869,705 at December 31, 2004. The increase is primarily due to the $322,439 note payable related to the purchase of the MBDC preferred stock in the first quarter of fiscal 2004, as described below. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $550,000 of the purchase price for MessageWay. Due to various contingencies associated with this transaction, we did not record the potential $550,000 obligation on our financial statements for the year ended December 31, 2004.

As a portion of our proceeds from the sale of real estate in June 2003, we received a $450,500, or 26.5%, participation in a $1,700,000 promissory note secured by real property. The promissory note was paid in full in October 2004 and we used $275,000 of the proceeds from that note to pay down the $600,000 note payable to University Bank in connection with the purchase of MBDC preferred stock. We borrowed $322,439 from Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini and used the proceeds to repay the balance due to University Bank in December 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds from sales of certain of the assets that we acquired in the West Pier and MBDC transactions or by private equity or debt financings. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets that we acquired in the West Pier and MBDC transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

In addition to our immediate need for capital to cover our ongoing operating expenses, we currently anticipate that we may require up to $25 million of additional capital over the next two years to finance further development of the

Developmental Software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which we may engage in the future. There can be no assurance that such additional capital will be available at all or, if available, that we will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that we require to fund our ongoing operations and growth strategy could have a material adverse affect on our business, operating results, and prospects. See "Certain Risk Factors Affecting Our Business," below, in this
Item 6.

New Accounting Standards

For a description of new accounting standards that affect our company, see Note 1 to our financial statements included in this report on Form 10-KSB.

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

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We cannot predict whether or when we will ever derive a meaningful amount of revenue from the developmental software or from any other source. In addition, our strategic investments and other capital assets are illiquid and we may not be able to sell them in a timely manner or for an amount of proceeds that would enable our company to continue its operations as currently planned. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern will depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. We currently do not have any readily available source of significant financing. If we are unable to raise additional capital, we may be forced to discontinue our business. Our plans with regards to these matters are described in Note 15 to our financial statements included in this report on Form 10-KSB. Our consolidated financial statements do not include any adjustments that might result should our company be unable to continue as a going concern.

We have a limited operating history and there is no assurance that our company will achieve profitability. From 1986 until June 2003, our company focused its activities on restructuring its assets and liabilities and had no significant operations with which to generate profits or greater liquidity. Although we have acquired West Pier and MBDC and we made other strategic investments in 2003 and 2004, we have not generated a meaningful amount of operating revenue in recent years and we have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

o        lack of sufficient capital,

o unanticipated problems, delays, and expenses relating to acquisitions of other businesses or product development and implementation,

o        lack of intellectual property,

o        licensing and marketing difficulties,

o        competition,

o        technological changes, and

o        uncertain market acceptance of our products and services.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning commercialization of the developmental software, potential acquisitions, capital investments, and future revenue, all of which are difficult to forecast accurately due to our company's current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Product development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

We will require significant infusions of additional capital to successfully develop and commercialize the developmental software. We believe that our available cash resources will satisfy our operating capital needs for only a limited period of time based upon our currently anticipated business activities. We currently anticipate that we will require approximately $25 million of cash or in-kind capital to fully develop and commercialize the developmental software over the next two years. Our need for additional capital to finance development of the software as well as our operations will be greater should, among other things, revenue or expense estimates prove to be incorrect. As disclosed elsewhere in this report, we have made certain strategic investments and we intend to make acquisitions of other operating companies in the future. Certain of our strategic investments will be long-term in nature and we cannot be certain when these investments could provide our company with operating revenue or liquidity. We may require significant additional financing in the future in order to satisfy our cash requirements.

If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our financial condition, operating results, and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

There is no assurance that our future products and services will be accepted in the marketplace. In order to be successful, our proposed network must attract a critical mass of large and small banks, internet service providers, large and small businesses, and mass market consumers. Banks are conservative by nature and may be slow to adopt new technologies such as the developmental software. If a sufficient number of businesses and consumers do not adopt the system, the network will not achieve the widespread use that will be required to make it commercially successful and profitable for our company. Even if we successfully develop a critical mass of users of the network, such market acceptance may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, overall performance and user satisfaction may be affected by a variety of factors, many of which will be beyond our company's control. Our company's business, operating results, and financial condition would be materially and adversely affected if the market for our products and services fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if our products and services are not accepted by targeted customers even if a substantial market develops.

We may not be able to successfully develop a commercially viable micro-payment system. Previous attempts by others to develop micro-payment systems have failed, and we can provide no assurance that we will succeed where others have failed. We believe that previous attempts have failed because those developers were unable to create a system that fostered widespread adoption and usability in a short period of time. Until the system reaches a critical mass, potential users have little motivation to adopt the system. We are attempting to address this "chicken and egg" problem by developing a system that solves a major unmet need, blocking junk email, and that will be widely adopted by banks and other financial institutions, which will enable other users quickly and easily to adopt the system. We cannot provide assurance, however, that our assumptions regarding widespread adoption of the system will be correct or that we will successfully develop and market our system.

Our technology may not work as anticipated or our system may not be scalable. If our technology does not work as expected or the network is not secure, we could lose money or fail. For example, previous attempts to develop "e-postage" or other systems for charging the senders of email have failed because there was no way to settle the transactions through the banking system. If our network is unable to provide a system for charging fees and settling transactions quickly, securely, and cost-effectively, then our proposed business will fail. In addition, the network will require highly reliable computers that are capable of processing large numbers of transactions on a continual basis. As the network grows, we will be required to scale the system to handle the increased volume of transactions. Any limitations on or failure in our ability to scale the system while controlling costs will delay or stop the growth of our network, which would have a material adverse affect on our business, financial condition, and operating results.

Potential software defects and product liability claims could result in delays in market acceptance, unexpected costs, and diminished operating results. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Once we develop and commercialize our software, defects and errors could be found in our products, future upgrades to then-current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially and adversely affect our operating results. We may include provisions in license agreements with our customers that attempt to limit our exposure to potential product liability claims, but those provisions may not be enforceable as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim may have a material adverse effect on our business, operating results and financial condition.

We may fail if our customer acquisition costs or ongoing operating expenses are higher than anticipated. Under our current business plan, we will not charge users to join the network. We could lose money and ultimately fail if customer acquisition costs are higher than we currently anticipate. Likewise, we could lose money and ultimately fail if our ongoing expenses to operate the network, government compliance costs, non-recoverable customer services expenses, or other expenses are higher than our estimates.

Even if we successfully develop and commercialize our software, we may be required to anticipate and respond to rapid technological changes. Rapid technological developments and evolving industry standards may characterize the market for the products and services that our company offers in the future. These factors will require us continually to improve the performance and features of our products and services as quickly as possible. We may not be successful in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs. If the industries in which our company competes adopt systems and applications different from those used in our products and services, our operating results and financial condition may be materially and adversely affected. If we fail to anticipate or respond adequately to technological developments, customer requirements, or if any significant delays in product development or introduction occur, we could experience a material adverse effect on our operating results and financial condition.

We may not be able to adequately protect our intellectual property rights. Our success will depend both on our internally developed technology and on certain third party technologies. We will rely on a combination of patents, contractual provisions, confidentiality procedures, and trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology.

Third parties may infringe or misappropriate our patents, copyrights, trademarks, service marks, trade dress, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations. We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

o cease selling or using any of our products or services that incorporate the challenged intellectual property, which would adversely affect our revenue;

o obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

o redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management's time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Regulation of the Internet may adversely affect our business. Due to the increasing popularity and use of the Internet, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet. These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, and taxation, apply to the Internet and Internet-based products and services, such as the developmental software. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our products and services, increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

We will face a variety of risks associated with acquiring and integrating new business operations. The growth and success of our company's business will depend to a great extent on our ability to integrate the operations of West Pier and MBDC and to acquire other operating businesses in the future. We cannot provide assurance that we will be able to

o        identity suitable acquisition candidates,

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

Our company may not be able to manage its growth. We anticipate a period of significant growth as we begin to commercialize the developmental software. This growth could cause significant strain on our company's managerial, operational, financial, and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to effectively manage the growth of our company. Any failure to manage the proposed growth and expansion of our company could have a material adverse effect on our company's business.

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

Current management may be able to control our company indefinitely. Our current management team, along with members of their immediate families, own or control the right to vote approximately 45.1% of our company's outstanding common stock. The remaining shares of common stock are widely disbursed among a large number of stockholders. As a result, our current management team may be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our company's other stockholders.

There is a limited market for our company's common stock. There has been no market for our common stock for many years. We currently are seeking one or more "market makers" who will make a market in our company's common stock on the OTC Bulletin Board and to do other things to enhance the market liquidity for our common stock. We cannot provide assurance, however, that a market for our common stock will ever develop. Consequently, an investor may not be able to liquidate an investment in shares of our company's common stock in the event of an emergency or for any other reason. The purchase of our company's common stock, therefore, should be considered only as a long-term investment.

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

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting,
(ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2006, with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2006, that our internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act.

During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

ITEM 7. Financial Statements.

The financial statements included in this report under this item are set forth beginning on Page F-1 of this report, immediately following the signature pages.

ITEM 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 8A.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company's management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

Our company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of December 31, 2004, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

Our management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. Our management, however, has determined that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases. There was no change in our company's internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  Other Information.

Not applicable.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our directors and executive officers:

        Name                          Age       Position
        ----                          --        ---------

        Stephen Lange Ranzini         40        Chairman of the Board
        Clifton S. Crockatt           51        President, Chief Executive
                                                Officer, Secretary, and Director
        Dennis M. Agresta             46        Chief Financial Officer
        Nicholas Fortson              48        Senior Vice President - Finance
        Christopher J. Weideman       43        Chief Technology Officer
        Richard J. Guziatek           72        Director

Stephen Lange Ranzini has served as our Chairman of the Board since December 2003. Mr. Ranzini currently serves as the Chairman and Chief Executive Officer of University Bancorp, Inc. Mr. Ranzini has served as a director of and held various senior management positions with University Bancorp since July 1988. Mr. Ranzini also has served as a director and Treasurer of MBDC (formerly Michigan BIDCO, Inc.), a community development lending organization, since May 1993. In addition, Mr. Ranzini has served as (a) a director and Treasurer of Northern Michigan Foundation, a non-profit community development organization that shares common management with Michigan BIDCO, since December 1995; (b) a director of CityFed Financial Corp., a former savings and loan company, since July 1991; and
(c) a director of Newco Bancorp, a financial services company based in Toronto, Canada, since May 1997.

Clifton S. Crockatt has served as our President, Chief Executive Officer, and Secretary and as a director of our company since September 1986. Mr. Crockatt served as our Chief Financial Officer from February 1986 until January 1990. Mr. Crockatt has served as a managing member of CCG Partners, LLC (and its predecessors), a merchant banking and business consulting firm, since 1998. CCG Partners provides management services to our company. See Item 12, "Certain Relationships and Related Transactions."

Dennis M. Agresta has served as our Chief Financial Officer since May 2004 and as Treasurer since December 2003. Mr. Agresta served as our Senior Vice President - Finance from December 2003 until May 2004. Mr. Agresta has served as a managing member of CCG Partners, LLC (and its predecessors), a merchant banking and business consulting firm, since 1998. CCG Partners provides management services to our company. See Item 12, "Certain Relationships and Related Transactions."

Nicholas Fortson has served as our Senior Vice President - Finance since May 2004. Mr. Fortson served as our Chief Financial Officer from December 2003 until May 2004. Mr. Fortson has served as Chief Executive Officer of University Bank in Ann Arbor, Michigan, since in January 2004 and served as Chief Financial Officer of University Bank from May 2000 to January 2004. Prior to that, Mr. Fortson served as President of New South Africa Pizza Company from June 1996 to May 2000.

Christopher J. Weideman became our Chief Technology Officer in connection with our acquisition of Innovative Business Systems, LLC, or "IBS," on September 30, 2004. Mr. Weideman has worked with Kendall & Davis, an information technology, or "IT," recruiting and employment services firm that provides contract employees for major corporations, since November 2001. Through Kendall & Davis, Mr. Weideman has served as Chief Architect in the IT Management function at DaimlerChrysler Services, formerly known as DaimlerChrysler Financial Services. His functions at DaimlerChrysler have included developing architectural designs and standards, software development methodology standards, and common management practices that DaimlerChrysler applies to its global IT projects in order to reduce costs and improve productivity. From April 1999 until September 2001, Mr. Weideman served as Chief Architect and, most recently, Chief Technology Officer with Softzone Engineering, where he served as an outsourced IT consultant to large companies. Mr. Weideman has extensive experience managing large Enterprise Resource Planning, or "ERP," and integration projects in the banking, healthcare, and manufacturing industries. He also has extensive experience in the design and management of high-volume communication servers and transaction systems in the N-Tier Client Server and Web Enterprise markets.

Mr. Weideman also was part of the team that developed the IEEE 7 layer model for Open Systems Interconnection, or "OSI," and the Manufacturing Automation Protocol/Technical Office Protocol (MAP/TOP) while at 3M Laboratories or at Rockwell. These local and wide area network protocols, along with TCP/IP, have become the foundation of today's Internet and intranets worldwide.

Richard J. Guziatek has served as a director of our company since April 1983. Mr. Guziatek was employed by Ford Motor Company from 1951 until his retirement in 1997. Mr. Guziatek also served as a Trustee of United States Mutual Real Estate Investment Trust from May 1972 until the Trust's merger with the Company in August 1983.

Arrangements Regarding Nomination of Directors

In December 2003, LYRE, LLC acquired 801,840 shares of our company's common stock from a former member of our Board of Directors and certain members of the former director's family. Contemporaneous with the acquisition of such shares by LYRE, the former member resigned from the Board of Directors. Immediately thereafter, the Board of Directors appointed Stephen Lange Ranzini to fill the vacancy created by the former director's resignation. In connection with our acquisition of West Pier and MBDC, LYRE acquired an additional 1,800,045 shares of our common stock. As a result, LYRE currently holds approximately 40.2% of our outstanding common stock.

Pursuant to LYRE's operating agreement, the members of LYRE have agreed to vote all of the shares held by LYRE in favor of director nominees designated by CCG Partners, on the one hand, and the members of LYRE other than CCG s (the "SR Group"), on the other hand. Under this agreement, CCG and the SR Group will have the right, as between those groups, to designate an equal number of director nominees of our company. As a result of this agreement, Clifton S. Crockatt currently serves as CCG's nominee to our Board of Directors and Stephen Lange Ranzini currently serves as the SR Group's nominee to our Board of Directors. This agreement, however, is not binding upon our company or its Board of Directors and LYRE will be able to designate persons to serve on our Board of Directors only for so long as LYRE's designees to the board are able to exert influence over the nomination process.

Audit Committee Financial Expert

Our Board of Directors currently serves as our audit committee although it is not required to as a result of the fact that our common stock is not considered a "listed security," as defined in Rule 10A-3 of the Exchange Act. We have not identified an "audit committee financial expert," as defined under Item 401 of Regulation S-B. Once a qualified independent member of our Board of Directors is retained, we intend to appoint that individual as our audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our company's equity securities to file reports disclosing ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we received during the year ended December 31, 2004, we believe that during such year our directors, executive officers, and persons who own more than 10% of our common stock complied with such filing requirements, except as follows:

o Clifton S. Crockatt: Form 3; Form 4 to disclose one transaction; Form 5 to disclose three transactions.
o        Stephen Lange Ranzini:  Form 3; Form 4 to disclose one transaction.
o        Dennis M. Agresta:  Form 3; Form 4 to disclose one transaction.
o        Nicholas Fortson:  Form 3.
o Richard J. Guziatek: Form 5 disclosing late Form 3 beneficial ownership and two transactions.
o        CCG Partners, LLC:  Form 3; Form 4 to disclose one transaction.
o Lyre, LLC, Newco Bancorp, Inc., Mildred Lange Ranzini, Dr. Angela Ranzini, Dr. Joseph Lange Ranzini, Clare Children's Trust,and Catherine Ranzini Clare: Joint filing on Form 3; Form 4 to disclose one transaction.

o        Christopher J. Weideman: Form 3
o        Ranzini Family Trust, Mildred Lange Ranzini Trust, and Clare Family
          Trust: Joint filing on Form 3.
o        Dr. Angela Ranzini: Form 4 to disclose one transaction.
o        Paul Lange Ranzini: Form 4 to disclose one transaction.

Code of Ethics

Our company has not yet adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer due to (a) our lack of resources, and (b) the limited nature of our business activities and financial and accounting transactions until recently. We intend to adopt a code of ethics as soon as practicable, given the current size and nature of our company's business.

ITEM 10.  Executive Compensation.

The following table sets forth the total compensation for the fiscal years ended December 31, 2004, 2003, and 2002 paid to our Chief Executive Officer. Our company did not pay any of its other executive officers $100,000 or more during those periods.

SUMMARY COMPENSATION TABLE

                                           Annual Compensation
                                       ---------------------------------------

Name and Principal Position            Year        Salary ($)(1)   Bonus ($)
---------------------------            ----        -------------   ---------
Clifton S. Crockatt, President,        2004        $ 48,000        $0
Chief Executive Officer, and           2003        $182,425        $0
Secretary                              2002        $145,015        $0


-------------------------

(1) Our company does not directly compensate Mr. Crockatt. Instead, our company pays consulting and management fees to CCG Partners, LLC, of which Mr. Crockatt is a 50% owner and a managing member. The amounts set forth above represent the total amount paid by our company to CCG Partners during the periods indicated. These amounts do not reflect Mr. Crockatt's actual compensation from CCG Partners, which may be greater than or less than the amount shown. See Item 12, "Certain Relationships and Related Transactions."

Compensation Pursuant to Stock Options

No options were granted to any of our executive officers during the fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2004, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of our officers, directors or employees.

Compensation of Directors

Directors were paid $500 per meeting during 2003. We did not compensate our directors for their services as directors during 2004. Certain directors who perform services that require significant amounts of time beyond that required of other directors are entitled to consulting fees that are approved by the Board of Directors. In addition, CCG Partners, LLC managed all the activities of our company and provided corporate offices during 2004 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, President and Chief Executive Officer of the Company, and Dennis M. Agresta, Chief Financial Officer. See Item 12, "Certain Relationships and Related Transactions."

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2005, with respect to (a) each of our directors and executive officers, (b) all of the directors and executive officers as a group, and (c) any other person known by us to beneficially own more than five percent of our common stock:

                                                Shares Beneficially Owned
                                                -------------------------
Name (1)                                        Number               Percent
--------                                       ------               -------
Directors and Officers:
Stephen Lange Ranzini                             2,601,885      (2) 40.2%
Clifton S. Crockatt                               2,651,885      (3) 41.0%
Dennis M. Agresta                                 2,614,460      (4) 40.4%
Christopher J. Weideman                                   0          *
Nicholas Fortson                                          0          *
Richard J. Guziatek                                   3,015          *
All directors and executive officers
 as a group (six persons)                         2,667,475          41.2%

Non-Management 5% Beneficial Owners:
LYRE, LLC (5)                                     2,601,885          40.2%
-----------------------------
* Less than 1% of the outstanding common stock.

(1) The address of each such person is c/o Jove Corporation, 3220 Coolidge Highway, Berkley, Michigan 48072. (2) Represents 2,601,885 shares held by LYRE, LLC, of which Mr. Ranzini is a member. See footnote 5. Mr. Ranzini disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in LYRE.
(3) Represents (a) 50,000 shares directly held by Mr. Crockatt and (b) 2,601,885 shares held by LYRE, LLC. Mr. Crockatt is a 50% owner and managing member of CCG Partners, LLC, which is a member of LYRE. See footnote 5. Mr. Crockatt disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in CCG Partners, as a member of LYRE.
(4) Represents (a) 12,575 shares held by Mr. Agresta and (b) 2,601,885 shares held by LYRE, LLC. Mr. Agresta is a 50% owner and managing member of CCG Partners, LLC, which is a member of LYRE. See footnote 5. Mr. Agresta disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in CCG Partners, as a member of LYRE.
(5) The address of LYRE, LLC is 3220 Coolidge, Berkeley, Michigan 48072. In addition to Stephen Lange Ranzini, Clifton S. Crockatt, and Dennis M. Agresta, the following persons are members of LYRE (or in control of certain of the members of LYRE) and may be deemed to be the beneficial owner of the shares held by LYRE: CCG Partners, LLC, Newco Bancorp, Inc., Mildred Lange Ranzini, Dr. Angela Ranzini, Dr. Joseph Lange Ranzini IRA, Clare Children's Trust, Catherine Ranzini Clare, Clare Family Trust, Mildred Lange Ranzini Trust, and Paul Lange Ranzini. Each of such persons disclaims beneficial ownership of all shares held by LYRE except to the extent that his, her, or its individual interest in such shares arises from his, her, or its respective interest in LYRE. In addition, Dr. Angela Ranzini directly holds 164,869 shares of common stock and Dr. Joseph Lange Ranzini directly holds 87,296 shares of common stock. These shares are not reflected in the table above.

Equity Compensation Plan Information

We currently do not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions.

Consulting Services

CCG Partners, LLC managed the activities of our company and provided corporate offices for our company during 2004 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, our President and Chief Executive Officer and a director of our company, and Dennis M. Agresta, our Chief Financial Officer. The Company paid CCG Partners management and consulting fees totaling $48,000 in fiscal 2004 and $182,425 in fiscal 2003.

We paid University Bank management and consulting fees total $48,000 in fiscal 2004 and $0 in fiscal 2003. Stephen Lange Ranzini, our Chairman of the Board, is Chairman and the controlling shareholder of University Bank and Nicholas Fortson, our Senior Vice President - Finance, is Chief Executive Officer of University Bank.

Richard J. Guziatek, one of our directors provided consulting services to our company for which he was paid $5,000 during fiscal 2003.

John E. Quinlan, Jr., a former director of our company, provided consulting services to our company for which he was paid $16,810 in 2003. Mr. Quinlin resigned as a director of our company in December 2003.

Bank Deposits

We had funds deposited in University Bank, Ann Arbor, Michigan, totaling $73,738 at December 31, 2004 and $939,446 at December 31, 2003. Stephen Lange Ranzini, our Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

Purchase of MBDC Preferred Stock and Refinancing of Promissory Note

On March 24, 2004, we issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of MBDC. The $600,000 promissory note bore interest at 7.5% per annum, matured on December 31, 2004, and was secured by the assets of West Pier and MBDC as well as our investments in i2 Telecom and Loop Process Systems. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

On December 29, 2004, we issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. Stephen Lange Ranzini is our Chairman of the Board and Joseph Lange Ranzini and Angela Lange Ranzini are Mr. Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on December 31, 2005, and is collateralized by (a) all of the shares of West Pier,
(b) our line of credit with MBDC, and (c) our interests in i2 Telecom International, Inc., University Bancorp, Inc., and CityFed Financial Corp. We used the proceeds from the promissory note to repay the amounts remaining outstanding under the promissory note we issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC.

Contingent and Unsecured Promissory Notes Issued in Connection with Acquisitions

In connection with the acquisition of West Pier and MBDC, on March 24, 2004, we issued into escrow contingent and unsecured promissory notes totaling $923,846 to the certain of sellers of those companies, as follows:

                                                      Principal
                                                      amount of
                      Name                              notes
              -------------------                     ---------
              Stephen Lange Ranzini                   $308,451
              Clare Family Trust (1)                   369,685
              Mildred Lange Ranzini                     32,609
              Mildred Lange Ranzini Trust (1)          213,101
                                                      ---------
                  Total                               $923,846
                                                      ========
            ------------------

              (1) Mr. Ranzini is a trustee of each of these trusts. Certain of Mr. Ranzini's immediate family members are beneficiaries of each of these trusts.

The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until we receive revenue on the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full. The notes were released from escrow on December 30, 2004, in connection with our closing of the West Pier and MBDC transactions.

Common Stock Issued in Connection with Acquisitions

On March 24, 2004, we issued into escrow an aggregate 1,952,210 shares of common stock to the sellers of West Pier and MBDC in connection our acquisition of those companies, as follows:

                                                              Number of
                                                            shares of our
                         Name                               common stock
                         ----                               ------------
              Stephen Lange Ranzini                             793,152
              Clare Family Trust (1)                            306,374
              Mildred Lange Ranzini (2)                         320,107
              Mildred Lange Ranzini Trust (1)                    46,311
              Dr. Joseph Lange Ranzini (3)                      155,473
              Dr. Angela Ranzini (4)                            145,549
              Ranzini Family Trust (1)                           33,079
              University Bancorp, Inc. (5)                      152,165
                                                              ---------
                  Total                                       1,952,210
                                                              =========
            ------------------
(1)      Mr. Ranzini is a trustee of each of these trusts.  Certain of Mr.
           Ranzini's immediate family members are beneficiaries of each of these trusts.
(2)      Mr. Ranzini's mother. (3) Mr. Ranzini's brother. (4) Mr. Ranzini's sister.
(5)      Mr. Ranzini is controlling shareholder and Chairman of University
           Bancorp, Inc.

The shares were released from escrow on December 30, 2004, in connection with our closing of the West Pier and MBDC transactions. Pursuant to the LYRE, LLC operating agreement, LYRE exercised its right to acquire the shares of common stock acquired by its members. As a result, simultaneous with their acquisition of common stock in the West Pier and MBDC transactions, Stephen Lange Ranzini, Clare Family Trust, Mildred Lange Ranzini, Mildred Lange Ranzini Trust, Dr. Joseph Lange Ranzini, Dr. Angela Ranzini, and Ranzini Family Trust contributed the shares issued to them in these transactions to LYRE, LLC in exchange for additional membership interests in LYRE.

Other Acquisitions from Directors and Officers

In June 2004, we purchased shares representing 5% of Loop Process Systems, Inc.'s outstanding common stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer, for a purchase price of $50,000. We purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in January 2004, which was the same price per share we paid for our original 25% interest in Loop.

On September 30, 2004, we acquired 100% of the outstanding stock of Internet Money Corporation from Stephen Lange Ranzini, our Chairman of the Board. We paid $4,978 for the stock of IMC. We acquired IMC, which is inactive and has never had any operations, for tactical reasons in connection with our planned development of software assets.

On September 30, 2004, we acquired 100% of the membership interests of Innovative Business Systems, LLC, or "IBS," from Christopher J. Weideman for $2,342. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. We acquired IBS for tactical reasons in connection with our planned development of software assets. Following our acquisition of IBS, Mr. Weideman became our Chief Technology Officer.

ITEM 13. Exhibits, List and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this report:

Exhibit
Number        Description

 2.1     Purchase and Sale Agreement dated March 24, 2004, by and among the registrant and the shareholders of Michigan Business Development Company and West Pier Corporation (1)
 3.1     Restated Articles of Incorporation of Jove Corporation (Restated as
              of June 1, 2004) (2)
 3.2     Amended and Restated Bylaws. (3)
 4.1     Form of Common Stock certificate. (3)
10.1     Agreement of Sale and Purchase, dated February 2003, by and between the Registrant and Gaetano T. Rizzo and Carlo J.Catenacci for the purchase and sale of real estate assets of the Registrant. (3)
10.2     Amendment No. 1 to Agreement of Sale and Purchase, dated March 12,
              2003. (3)
10.3     Amendment No. 2 to Agreement of Sale and Purchase, dated March 25,
              2003. (3)
10.4     Amendment No. 3 to Agreement of Sale and Purchase, dated April 1,
              2003. (3)
10.5     Amendment No. 4 to Agreement of Sale and Purchase, dated April 1,
              2003. (3)
10.6     Participation Agreement, dated June 18, 2003, by and between the
              Registrant and Keybank National Association. (3)
10.7     Promissory note dated June 18, 2003, in the principal amount of
              $1,700,000, by Chesterfield Town Center LLC, as borrower,
              and Keybank National Association, as lender. (3)
10.8     Real Estate Mortgage dated June 18, 2003, by and between Chesterfield
              Town Center LLC, as borrower, and Keybank National Association, as lender. (3)
10.9     Intercreditor and Subordination Agreement dated June 18, 2003, by and among Comerica Bank, as senior lender, Keybank National Association, as subordinate lender, and Chesterfield Town Center LLC, as borrower. (3)
10.10    Product Development and Distribution Rights Agreement dated April 22,
              2004, between the Registrant and i2 Telecom International, Inc.(2)
10.11    Guaranty dated May 28, 2004, executed by the Registrant in favor of BCE
              Emergis, Inc. (2)
10.12    Pledge Agreement dated May 28, 2004, between the Registrant and BCE
              Emergis, Inc. (2)
10.13    Stock Transfer Agreement dated March 24, 2004, among the registrant,
              Lyre, LLC, CCG Partners, LLC, and the shareholders of
              Michigan Business Development Company and West Pier Corporation.
              (1)
10.14    Preferred Stock Purchase Agreement dated March 24, 2004, between the registrant and University Bank. (1)
10.15(a) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $308,450.82, issued to Stephen Lange
              Ranzini. (1)
10.15(b) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $369,685.25, issued to Clare Family Trust.(1)
10.15(c) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $32,609.08, issued to Mildred Lange
              Ranzini.(1)
10.15(d) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $213,100.85, issued to Mildred Lange Ranzini Trust. (1)
10.16    Promissory Note dated March 24, 2004, in the principal amount of
              $600,000, issued to University Bank (1)
10.17    Security Agreement dated March 24, 2004, between the registrant, as debtor, and University Bank, as secured party (1)
10.18    Promissory Note dated December 29, 2004, in the principal amount of
              $322,429.47, issued to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Ranzini (1)

21       List of Subsidiaries
31       Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32       Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
   ---------------------
   (1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 29, 2004, as filed on January 5, 2005.
   (2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 13, 2004. (3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2003, as filed on April 1, 2004.

   (b) The Registrant filed a Current Report on Form 8-K dated December 29, 2004, to report (a) the closing of the acquisitions of West Pier Corporation and Michigan Business Development Company; (b) the refinancing of debt incurred to purchase MBDC preferred stock; (c) the issuance from escrow of shares of common stock and contingent and unsecured promissory notes as consideration for the acquisitions of West Pier and MBDC; and (d) the appointment of Christopher J. Weideman as Chief Technology Officer.

ITEM 14.  Principal Accountant Fees and Services.

We have paid or expect to pay the following fees to Virchow, Krause & Company, LLP, for work performed in 2004 or attributable to Virchow, Krause & Company, LLP's audit of our 2003 and 2004 consolidated financial statements:

                                                      2004              2003
                                                      ----              ----
        Audit Fees                                  $62,711               -
        Audit Related Fees                                -               -
        Tax Fees                                          -               -
        All Other Fees                                    -               -

Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. We did not incur any billed audit fees during the year ended December 31, 2003. We did not pay any fees to Virchow, Krause & Company, LLP, during 2003 and 2004 other than the audit fees described above.

Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

Our board of directors currently performs the duties of an audit committee. The Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We currently do not rely on pre-approval policies and procedures.



                                      * * *

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JOVE CORPORATION


Dated: May 23, 2005                     By: /s/ Clifton S. Crockatt
                                        -----------------------------------
                                        Clifton S. Crockatt
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity                             Date

/s/ Stephen Lange Ranzini      Chairman of the Board               May 23, 2005
---------------------------
Stephen Lange Ranzini

/s/ Clifton S. Crockatt        President, Chief Executive Officer,  May 23, 2005
---------------------------    and Director (Principal Executive Officer)
Clifton S. Crockatt


/s/ Dennis M. Agresta           Chief Financial Officer (Principal  May 23, 2005
---------------------------     Financial and Accounting Officer)
Dennis M. Agresta

/s/ Richard J. Guziatek         Director                            May 23, 2005
---------------------------
Richard J. Guziatek

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Loss.................F-4

Consolidated Statements of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-8

                 [LETTERHEAD OF VIRCHOW, KRAUSE & COMPANY, LLP]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Stockholders, Audit Committee and Board of Directors
Jove Corporation and Subsidiaries
Berkley, Michigan



We have audited the accompanying consolidated balance sheets of Jove Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jove Corporation and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred significant losses in 2004 and 2003 and requires outside capital in order to fund ongoing operating expenses and to finance its developmental software. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependant on obtaining this financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Virchow, Krause & Company, LLP



Bingham Farms, Michigan
April 7, 2005


                                JOVE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS
                                                                                          December 31,
                                                                                          ------------
                                                                                      2004            2003
                                                                                      ----            ----
Current assets:
Cash                                                                            $    89,750       $  963,040
Account receivable                                                                     -               3,000
Advances on loans  (Note 4)                                                          12,095          117,889
Notes receivable  (Note 5)                                                            5,851          450,500
Real estate investments (Note 3)                                                    695,798          691,419
Accrued interest receivable                                                            -               3,062
Prepaid expenses and other assets                                                      -               3,974
                                                                                 ----------      -----------
     Total current assets                                                       $   803,494      $ 2,232,884
                                                                                 ==========      ===========
Long term assets:
Investments (Note 7)                                                            $   634,138      $   361,360
Loans receivable (Note 6)                                                           130,848          130,848
Advances on loans  (Note 4)                                                         103,916          104,500
Notes receivable (Note 5)                                                            55,623           36,884
                                                                                 ----------      -----------
     Total long term assets                                                     $   924,525      $   633,592
                                                                                 ==========      ===========
     Total assets                                                               $ 1,728,019      $ 2,866,476
                                                                                 ==========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Accounts payable                                                                $    56,071      $   189,629
Accrued expenses and other current liabilities                                       12,019           65,652
Mortgage payable (Note 8)                                                           388,000          388,000
Dividend payable                                                                       -              90,000
Notes payable (Note 9)                                                              481,705          147,585
                                                                                 ----------      -----------
         Total current liabilities                                              $   937,795      $   880,866
                                                                                 ----------      -----------
Minority interest (Note 11)                                                     $      -         $      -
                                                                                 ----------      -----------

STOCKHOLDERS' EQUITY

Common stock, $1 par value
    Authorized, 15,000,000 shares
    Issued and outstanding: 6,472,464 shares at December 31, 2004 and 2003      $ 6,472,464     $  6,472,464
Preferred stock (See Note 1)                                                              1          600,001
Accumulated other comprehensive income                                               64,800          127,200
Additional paid-in capital                                                       23,726,991       23,693,339
Accumulated deficit                                                             (29,474,032)     (28,907,394)
                                                                                 ----------      -----------
     Total stockholders' equity                                                     790,224        1,985,610
                                                                                 ----------      -----------
     Total liabilities and stockholders' equity                                 $ 1,728,019     $  2,866,476
                                                                                 ==========      ===========


           See accompanying notes to consolidated financial statements


                                JOVE CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                    2004              2003
                                                                                    ----              ----
REVENUES

Gain on sale of real estate investment                                          $     -         $  1,073,633
Market value adjustment on investments and loans                                     24,590        (548,640)
Net realized losses on sale of investment                                             -            (568,880)
Interest income                                                                      22,559           35,836
Other                                                                                66,020           56,196
                                                                                 ----------      -----------
         Total revenues                                                             113,169           48,145
                                                                                 ----------      -----------

EXPENSES

Interest on borrowed funds                                                           74,792           58,830
Loss on investments                                                                  72,142           66,456
General and administrative                                                          525,373          393,568
                                                                                 ----------      -----------
         Total expenses                                                             672,307          518,854
                                                                                 ----------      -----------
Loss before federal income taxes                                                  (559,138)        (470,709)
                                                                                 ----------      -----------
Federal income tax expense (Note 10)                                                  -               10,000
                                                                                 ----------      -----------
Loss before minority interest
                                                                                  (559,138)         (480,709)
                                                                                 ----------      -----------
Minority interest                                                                     -               77,435
                                                                                 ----------      -----------
Net loss                                                                        $  (559,138)    $   (403,274)
                                                                                 ----------      ------------

Preferred dividend                                                                    7,500           45,000
                                                                                 ----------      -----------
Net loss applicable to common shareholders                                      $ (566,638)     $   (448,274)
                                                                                 ==========      ===========

Net loss applicable to common shareholders - basic and diluted                  $     (.09)     $       (.07)
                                                                                 ==========      ===========


Weighted average shares outstanding                                                6,472,464       6,472,464
                                                                                 ===========     ===========


COMPREHENSIVE LOSS                                                                 2004               2003
                                                                                 ----------      ------------

Net Loss                                                                        $ (559,138)     $   (403,274)
Other comprehensive income (loss):
      Market value adjustment on available for sale securities                     (62,400)           127,200
                                                                                 ----------      ------------
Comprehensive loss                                                              $ (621,538)     $  ( 276,074)
                                                                                 ==========      ============

     See accompanying notes to consolidated financial statements






                                JOVE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                 Accumulated
                                                                    Other
                                   Common           Preferred   Comprehensive      Additional      Accumulated
                                    Stock             Stock       Income (loss)  Paid-in-Capital     Deficit               Total
                                  -----------      -----------   ------------   ------------      -------------     --------------

Balance at January 1, 2003        $ 6,472,464      $   600,001   $              $ 23,322,992      $(28,459,120)     $   1,936,537
Preferred dividends                                                                                    (45,000)          (45,000)
Equity contributions                                                                 370,347                             370,347
Unrealized gain on marketable
   securities                                                         127,200                                            127,200
Net loss for year ended
    December 31, 2003                                                                                 (403,274)          (403,274)
                                  -----------      -----------   ------------   ------------      -------------     --------------

Balance at December 31, 2003      $ 6,472,464      $   600,001   $     127,200  $ 23,693,339      $(28,907,394)     $   1,985,610
Preferred dividends                                                                                     (7,500)           (7,500)
Equity contributions                                                                 33,652                               33,652
Redemption of preferred stock
    in exchange for note
    payable                                          (600,000)                                                           (600,000)
 Unrealized loss on marketable
   securities                                                         (62,400)                                            (62,400)
 Net loss for year ended
   December 31, 2004                                                                                  (559,138)          (559,138)
                                  -----------      -----------   ------------   ------------      -------------     --------------

Balance at December 31, 2004      $ 6,472,464      $        1    $     64,800   $ 23,726,991      $(29,474,032)     $      790,224
                                  ===========      ===========   ============   ============      =============    ===============

See accompanying notes to consolidated financial statements



                                JOVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                    2004              2003
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $  (559,138)    $  (403,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Minority interest                                                                  -            (77,435)
    Gain on sale of real estate investment                                             -         (1,073,633)
    Depreciation and amortization                                                      -                  17
    Deferred income tax benefit, net of valuation allowance                            -             131,400
    Market value adjustment on investment and loans                                 (24,590)         397,911
    Net (gain) on disposal of property and equipment                                   -             (2,459)
    Equity in losses from affiliates                                                 72,142            -
    Net realized gains on sale of securities                                           -             568,880
    Loan loss reserve                                                                  -              66,456
Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                              112,440        (145,172)
    Decrease (increase) in prepaid expenses                                           3,975          (3,058)
    Decrease in income tax payable                                                     -           (115,400)
    Increase (decrease) in accounts payable                                        (126,500)         107,194
                                                                                    (53,633)        (59,881)
                                                                             -----------------  ---------------
    Decrease in accrued expenses and other liabilities
           Net cash used in operating activities                                   (575,304)       (608,454)
                                                                             -----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                                          -               11,099
Payments for investments                                                          (407,320)        (220,000)
Proceeds from sale of real estate investments                                         -            1,960,542
Loan to related party                                                                 -             (35,000)
Payments for real estate investments                                               (11,438)            -
Proceeds from loans                                                                450,500            12,538
                                                                             -----------------  ---------------
           Net cash provided by investing activities                                31,742         1,729,179
                                                                             -----------------  ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from escrow funds                                                            -              217,900
Proceeds from long-term debt                                                      334,120            274,000
Payments of preferred dividends                                                   (97,500)              -
Repayment of long-term debt                                                      (600,000)         (783,800)
Proceeds from loan payable - related party                                            -               35,000
Proceeds from equity contributions                                                 33,652             35,050
                                                                             -----------------  ---------------
           Net cash used in financing activities                                 (329,728)         (221,850)
                                                                             -----------------  ---------------

Net increase (decrease) in cash                                                  (873,290)           898,875
Cash at beginning of year                                                         963,040             64,165
                                                                             -----------------  ---------------

Cash at end of year                                                             $  89,750       $    963,040
                                                                             =================  ===============

                        SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest
                                                                                $  74,070       $     58,830
                                                                             ===============    ===============

See accompanying notes to consolidated financial statements

             SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES



    During the year ended December 31, 2004, Jove Corporation issued a note payable in the amount of $600,000 in connection with the redemption of preferred stock.

    During the year ended December 31, 2003, Jove Corporation received a note receivable in the amount of $496,931 in connection with the sale of real estate.

    During the year ended December 31, 2003, MBDC acquired real estate valued at $90,960 in connection with the foreclosure of a loan to Escanaba Paper Converting Company.

    During the year ended December 31, 2003, MBDC wrote off its investment in InterComptuer, Inc. in the amount of $568,880.

    During the year ended December 31, 2003, West Pier issued common stock in exchange for investments and a reduction of notes payable in the amounts of $192,500 and $142,796, respectively.

See accompanying notes to consolidated financial statements

                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements include the accounts of Jove Corporation (formerly U.S. Mutual Financial Corporation) and its wholly or majority-owned subsidiaries West Pier Corporation, Michigan Business Development Company (formerly Michigan BIDCO, Inc.), USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation (collectively, the "Company")). Significant intercompany accounts and transactions have been eliminated.

In December 2004, the Company completed the acquisitions of Michigan Business Development Company ("MBDC") and West Pier Corporation ("West Pier"). In accordance with Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," the Company's financial statements have been restated to reflect the acquisitions MBDC and West Pier as though they had occurred on January 1, 2003 (See Note 2).

NATURE OF OPERATIONS
--------------------

Jove Corporation is a former savings and loan holding company which has operated under a corporate restructuring plan since 1986. The corporate restructuring was necessary following the loss of the Company's savings and loan subsidiary, USM Savings Bank, F.S.B. (USMSB), in November 1985 through regulatory action by the Federal Savings and Loan Insurance Corporation (FSLIC). The Company was dependent upon USMSB for cash flow, and its shareholding in USMSB was USMFC's principal asset.

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

CASH
----

The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accrued interest receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments.

INVESTMENTS
-----------

Securities available for sale consist of marketable equity securities. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income.

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



REAL ESTATE INVESTMENTS
-----------------------

Real estate investments consisted of property acquired for development and sale at December 31, 2004 and 2003. Real estate investments were carried at the lower of cost or estimated net realizable value at December 31, 2004 and 2003. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. See Note 3 for additional information regarding the Company's real estate investments.

FURNITURE, FIXTURES AND EQUIPMENT
---------------------------------

Furniture, fixtures and equipment are stated at cost less allowance for depreciation. The total cost of furniture, fixtures and equipment was $71,636 at December 31, 2004 and 2003. Total accumulated depreciation of furniture, fixtures and equipment was $71,636 at December 31, 2004 and 2003. Expenditures for normal repairs and maintenance are charged to operations as they are incurred. Depreciation is calculated using the MACRS method over the estimated useful lives (5-7 years) of the related assets. Total depreciation expense for the years ended December 31, 2004 and 2003 was $0 and $17, respectively.

INTEREST INCOME
---------------

Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, and the fair value of the loan is reduced. The following table represents non-accrual status loans at December 31, 2004 and 2003. During the year ended December 31, 2004 and 2003, there was no cash received related to these loans. The average value of these loans approximates the ending value at December 31, 2004 and 2003:

                              2004                      2003
                      ----------------------    -----------------------
                         Cost      Fair Value     Cost       Fair Value
                      ----------  ----------    ---------   -----------
Total  non-accrual
     status loans     $  712,180  $  130,848    $ 712,180   $  130,848
                      ==========  ==========    =========   ==========


INCOME TAXES
------------

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

REDEEMABLE PREFERRED STOCK
--------------------------

The Company's subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land. The preferred shareholders have a preference as to assets over the common stock in the event of voluntary or involuntary liquidation of West Pier. At December 31, 2004 and 2003, there were 100 shares issued and outstanding with a par value of $.01.

The Company's subsidiary, MBDC, issued 600 shares of preferred stock to University Bank in 2001 in exchange for 280 shares of MBDC common stock, which represented 27.08% of MBDC's outstanding common stock. Cumulative dividends are paid at the rate of 7.5% per annum. Unpaid cumulative dividends totaled $90,000 at December 31, 2003. The preferred shares were redeemed on March 24, 2004, as the Company acquired the

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$600,000 of MBDC preferred stock from University Bank in exchange for a $600,000 note payable. The note was paid off during the year ended December 31, 2004.

EARNINGS PER SHARE
------------------

In accordance with SFAS 141, "Business Combinations," the Company's financial statements have been restated to reflect the acquisitions of MBDC and West Pier as though they had occurred on January 1, 2003. Accordingly, earnings per share are based upon the weighted average shares outstanding, which were 6,472,464 for the years ended December 31, 2004 and 2003.

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

NOTE 2 - BUSINESS COMBINATION

In December 2004, the Company acquired 100% of the common stock of West Pier and approximately 88.5% of the common stock of MBDC, formerly known as Michigan BIDCO, Inc., by issuing 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 to acquire these companies. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until revenue in recognized related to the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full. Due to the uncertainty related to the recognition of revenue generated by the developmental software, the contingent and unsecured notes have not been recorded on the accompanying financial statements. No in-process research and developmental costs related to the software was recognized as a result of this transaction.

The acquired entities are deemed to be entities under common control and therefore this business combination has been recorded as an exchange of shares between entities under common control consistent with the common control provisions of SFAS 141 (manner similar to a pooling of interests). Therefore, the net assets received in exchange for the 1,952,210 shares of common stock issued were recorded at historical costs as if the combination occurred at the earliest date of the periods presented (January 1, 2003).

The following are the consolidating balance sheets and income statements for the years ended December 31, 2004 and 2003:


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                                                                Record
                                                                               Purchase
                                                                              Accounting
                                                                               West Pier
                                                                                  and
                                        Jove       West Pier      Michigan     Michigan     Elimination
                                    Corporation   Corporation   BIDCO Inc.    BIDCO Inc.      Entries     Consolidated
                                    -----------   -----------  ------------ ------------   ------------- --------------
ASSETS
Cash                                $     86,755     $     -    $     2,995   $        -     $      -     $    89,750
Advances on loans                             -            -        116,011            -            -         116,011
Notes receivable                        200,213        96,474          -               -      (235,213)        61,474
Loans receivable                             -             -        130,848            -            -         130,848
Real estate investments                      -        611,898        83,900            -            -         695,798
Investments                           1,000,178       233,960                                 (600,000)       634,138
                                    -----------   -----------   -----------   ------------   ----------   -----------
  TOTAL ASSETS                      $  1,287,146  $   942,332   $   333,754   $              $(835,213)   $ 1,728,019
                                    ============  ===========   ===========   ============   ==========   ===========

LIABILITIES
Accounts payable                    $    13,500   $    22,290   $    20,281   $        -     $      -     $    56,071
Accrued expenses                            212           512        11,295            -            -          12,019
Mortgage payable                            -         388,000          -               -            -         388,000
Note payable                            322,429       160,276       234,213            -      (235,213)       481,705
                                    -----------   -----------   -----------   ------------   ----------   ------------
  Total liabilities                     336,141       571,078       265,789                   (235,213)       937,795
                                    ============= ===========   ===========   ============   ==========   ============

Minority interest                   $       -     $        -    $      -      $    77,435    $ (77,435)   $        -
                                    -----------   -----------   ---------     ------------   ----------   ------------

STOCKHOLDERS' EQUITY
  Common stock                        4,520,254         2,000       754,000     1,196,210           -       6,472,464
  Preferred stock                            -              1       600,000            -      (600,000)             1
  Accumulated other comprehensive
    income                                   -         64,800          -               -            -          64,800
  Additional paid in capital         24,170,092       550,073          -        (993,174)           -      23,726,991
  Accumulated deficit               (27,739,341)     (245,620)  (1,286,035)     (280,471)       77,435    (29,474,032)
                                     -----------   -----------  ------------  ------------   ----------   ------------
     Total stockholders' equity        951,005        371,254        67,965      (77,435)     (522,565)       790,224
                                    -----------   -----------  ------------   ------------   ----------   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $ 1,287,146   $   942,332   $   333,754   $        -     $(835,213)   $ 1,728,019
                                    ===========   ============= ===========   ============   ==========   ===========





                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                     Purchase
                                                Jove      West Pier      Michigan    Accounting     Elimination
                                            Corporation  Corporation    BIDCO Inc.     Entries        Entries     Consolidated
                                            -----------   -----------  ------------ ------------   ------------- -------------
REVENUES

Gain on sale of real estate investment      $        -    $       -     $        -     $       -      $      -    $         -
Market value adjustment on investments and                                       -             -             -          24,590
loans                                                -         24,590            -             -             -              -
Other investment loss                                -             -             -             -             -              -
Interest income                                  22,549            -              10           -             -           22,559
Other                                            18,000            -          48,020           -             -           66,020
                                            -----------   -----------   ------------   ------------   ----------   ------------
   Total revenues                                40,549        24,590         48,030           -             -          113,169

EXPENSES

Interest on borrowed funds                       31,391        43,401            -             -             -           74,792
Losses from affiliates                           72,142            -             -             -             -           72,142
General and administrative                      407,085        22,131         96,157           -                        525,373
                                            -----------   -----------   ------------   ------------   ----------   ------------
   Total expenses                               510,618        65,532         96,157           -             -          672,307
                                            -----------   -----------   ------------   ------------   ----------   ------------
Loss before federal income taxes              (470,069)      (40,942)       (48,127)           -             -        (559,138)
Taxes:
     Current                                         -             -             -             -             -              -
     Deferred                                        -             -             -             -             -              -
                                            -----------   -----------   ------------   ------------   ----------   ------------
Net loss before minority interest             (470,069)      (40,942)       (48,127)           -             -        (559,138)

Minority interest                                   -             -             -              -             -              -
                                            -----------   -----------   ------------   ------------   ----------   ------------
Net loss                                    $ (470,069)   $   (40,942)   $  (48,127)   $       -      $      -     $  (559,138)


Preferred dividends                                 -              -           7,500           -             -            7,500
                                            -----------   -----------   ------------   ------------   ----------   ------------

Net income applicable to common shares      $  (470,069)  $  (40,942)   $   (55,627)   $       -      $      -     $  (566,638)
                                            ===========   ===========   ============   ============   ==========   ============
Net loss per share                          $     (.11)                                                            $      (.09)
                                            ===========                                                            ============

Weighted average shares outstanding           4,520,254         2,000            754      1,952,210      (2,754)      6,472,464
                                            ===========   ===========   ============   ============   ==========   ============


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                                                               Record
                                                                              Purchase
                                                                             Accounting
                                                                              West Pier
                                                                                 and
                                        Jove       West Pier     Michigan     Michigan     Elimination
                                    Corporation   Corporation   BIDCO Inc.   BIDCO Inc.      Entries     Consolidated
                                    -----------   -----------  ------------   ------------   ----------   ------------
ASSETS
Cash                                $   953,380   $     7,827  $     1,833   $          -   $         -   $    963,040
Advances on loans                             -             -      222,389              -             -        222,389
Other receivables                         3,000             -            -              -             -          3,000
Notes receivable                        450,500        71,884            -              -      (35,000)        487,384
Loans receivable                              -             -      130,848              -             -        130,848
Real estate investments                       -       600,459       90,960              -             -        691,419
Investments                              65,000       296,360            -              -             -        361,360
Accrued interest receivable               3,062             -            -              -             -          3,062
Prepaid expenses                              -             -        3,974              -             -          3,974
                                    -----------   -----------  -----------   ------------   -----------   ------------
  TOTAL ASSETS                      $ 1,474,942   $   976,530  $   450,004   $          -   $ (35,0000)   $  2,866,476
                                    ===========   ===========  ===========   ============   ===========   ============

LIABILITIES
Accounts payable                    $         -   $         -  $   189,629   $          -   $         -   $    189,629
Accrued expenses                         53,868             -       11,784              -             -         65,652
Mortgage payable                              -       388,000            -              -             -        388,000
Note payable                                  -       147,585       35,000              -      (35,000)        147,585
Dividend payable                              -             -       90,000              -             -         90,000
                                    -----------   -----------  -----------   ------------   -----------  -------------
  Total liabilities                      53,868       535,585      326,413              -   $ (35,0000)        880,866
                                    ===========   ===========  ===========   ============   ===========   ============

Minority interest                   $         -   $         -  $        -    $     77,435   $  (77,435)   $          -
                                    -----------   -----------  -----------   ------------   -----------   ------------

STOCKHOLDERS' EQUITY
  Common stock                        4,520,254         2,000      754,000      1,196,210             -      6,472,464
  Preferred stock                             -             1      600,000              -             -        600,001
  Accumulated other comprehensive
    income                                    -       127,200            -              -             -        127,200
  Additional paid in capital         24,170,092       516,421            -      (993,174)             -     23,693,339
  Accumulated deficit               (27,269,272)     (204,677) (1,230,409)      (280,471)        77,435   (28,907,394)
                                    -----------   -----------  -----------   ------------   -----------   ------------
     Total stockholders' equity       1,421,074       440,945      123,591       (77,435)        77,435      1,985,610
                                    -----------   -----------  -----------   ------------   -----------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $ 1,474,942   $   976,530 $    450,004   $          -   $ (35,0000)   $  2,866,476
                                    ===========   =========== ============   ============   ===========   ============


                                      F-13


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                       Purchase
                                                Jove       West Pier     Michigan    Accounting   Elimination
                                            Corporation   Corporation   BIDCO Inc.     Entries      Entries       Consolidated
                                            -----------   -----------  ------------   ------------   ----------   ------------
REVENUES


Gain on sale of real estate investment     $  1,073,633  $         -  $          -   $         -    $          -   $   1,073,633
Market value adjustment on investments and
loans                                                -             -     (548,640)             -               -        (548,640)
Other investment loss                                -             -     (568,880)             -               -        (568,880)
Interest income                                 15,161             -        20,675             -               -          35,836
Other                                           15,000             -            41             -               -          56,196
                                           -----------   -----------  ------------   ------------   ------------   -------------
   Total revenues                            1,103,794             -   (1,055,649)             -               -          48,145

EXPENSES

Interest on borrowed funds                      31,732        27,098             -             -               -          58,830
Loss on investments                                  -        66,456             -             -               -          66,456
General and administrative                     313,736        40,721        39,111             -               -         393,568
                                           -----------   -----------  ------------   ------------   ------------   -------------
   Total expenses                              345,468       134,275        39,111             -               -         518,854
                                           -----------   -----------  ------------   ------------   ------------   -------------

Income (loss) before federal income taxes      758,326     (134,275)   (1,094,760)             -               -        (470,709)
Taxes:
     Current                                         -             -     (131,400)             -               -        (131,400)
                                                     -             -                           -               -
     Deferred                                        -             -       141,400             -               -         141,400
                                           -----------   -----------  ------------   ------------   ------------   -------------
Net income (loss) before minority interest     758,326     (134,275)   (1,104,760)             -               -        (480,709)

Minority interest                                    -             -             -             -          77,435          77,435
                                           -----------   -----------  ------------   ------------   ------------   -------------

Net income (loss)                          $   758,326   $ (134,275)$  (1,104,760)   $         -    $     77,435   $    (403,274)

Preferred dividends                                  -             -        45,000             -               -          45,000
                                          ------------   -----------  ------------   ------------   ------------   -------------

Net income (loss) applicable to common
shares                                    $    758,326   $ (134,275) $ (1,149,760)   $         -    $     77,435        (448,274)
                                          ============   =========== =============   ============   ============   =============
Net income (loss) per share               $        .17                                                             $       (.07)
                                          ============                                                             =============

Weighted average shares outstanding          4,520,254         1,500           754      1,952,210        (2,254)      6,472,464
                                          ============   =========== =============   ============   ============   ============


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - REAL ESTATE INVESTMENTS

At December 31, 2004 and 2003, real estate investments consisted principally of
15.07 acres of development land in Washtenaw County, Michigan. Real estate investments were carried at the lower of cost or estimated realizable value at December 31, 2004 and 2003. Costs necessary to prepare the property for its intended use were capitalized during December 31, 2004 and 2003.

In December 2004, the Company entered into a contingent purchase agreement for the sale of the 15.07 acres of development land in Washtenaw County, Michigan. The sales price is $1,463,000. The sale is contingent on the buyer satisfying due diligence in his sole discretion. The Company has no assurance the sale will ultimately close. The Company anticipates net receipts of approximately $740,000 in 2005 after payment of costs and liabilities if the sale is consummated and, as such, has reported the land as a current asset. The carrying amount of the land on the accompanying balance sheet was $611,898 and $600,4559 at December 31, 2004 and 2003, respectively.

The Company also has property acquired as a result of the foreclosure of a loan to Escanaba Paper Converting Company, LLC. This real estate investment is valued at the lower of cost or estimated net realizable value at December 31, 2004 and 2003. The carrying amount of the land on the accompanying balance sheet was $83,900 and $90,960 at December 31, 2004 and 2003, respectively.

On June 18, 2003, the Company sold a 59.49 acre parcel of undeveloped real estate in the Township of Chesterfield, Macomb County, Michigan to a non-related party for cash and a participation interest in a note receivable. The Company sold the real estate for approximately $2.1 million, and after payment of expenses of sale and loans on the real estate, received aggregate net proceeds of $1,504,564 consisting of (a) $1,107,763 in cash and (b) a $450,500, or 26.5%, participation in a $1,700,000 promissory note pursuant to a Participation Agreement dated June 18, 2003, between the Company and Keybank National Association. The note was paid in full in October 2004.

NOTE 4 - ADVANCES ON LOANS

The Company has a participation interest in certain loans made by the United States Department of Agriculture ("USDA"). Under an agreement with the USDA, the Company is required to advance certain expenses payable (e.g., taxes and insurance) in order to maintain the assets that secure the loans. The amount shown on the balance sheet as a current asset for advances on loans at December 31, 2004, represents advances collected by the Company in March 2005. The amount shown on the balance sheet as a long term asset for advances on loans at December 31, 2004, represents the remaining advances, which the Company does not expect to collect during 2005.

NOTE 5 - NOTES RECEIVABLE
                                            Current Asset   Long Term Asset   Current Asset   Long Term Asset
                                              12/31/04          12/31/04         12/31/03        12/31/03
                                             ---------         ---------        ---------       ---------
    Fusion RX note                           $   5,851         $  55,623        $       -       $  36,884
    26.5% participation in a $1,700,000
        promissory note, which was paid in
        full in October 2004.                        -                 -        $ 450,500               -
                                             ---------         ---------        ---------       ---------
                                             $   5,851         $  55,623        $ 450,500       $  36,884
                                             =========         =========        =========       =========

The Fusion RX note is in default. The Company has obtained a default judgment against one of the borrowers. The note is recorded at the net present value of the expected future payments, discounted at an interest rate of 5.5%. During 2004, the monthly payments received related to the note increased from $300 to $500. As a result, the Company adjusted the net present value of the note at December 31, 2004. The current portion represents an estimate of principal payments for 2005.

NOTE 6 - LOAN RECEIVABLE
                                      December 31,            December 31,
                                         2004                    2003
                                 ---------------------  -----------------------
                                    Cost   Fair Value     Cost     Fair Value
                                  -------  ----------   ---------  ----------

Loan receivable - Active Homes   $712,180  $130,848     $712,180   $130,848
                                 ========  ========     ========   ========

The above loan currently is in foreclosure and the Company does not expect that any proceeds will be received in 2005. As such, the loan is classified as a long term investment. The fair value is based on the estimated net proceeds allocated to the Company upon the sale of the related real estate.

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7 - INVESTMENTS

Investments consisted of the following:

                                                     For year ended December 31,
                                                     ---------------------------
                                                           2004          2003
                                                         ---------    ---------
      Investments accounted for under the equity method:
      Loop Process Systems common stock                 $ 278,900    $       -
      MessageWay Solutions common stock                    56,278            -
                                                        ---------    ---------
                                                        $ 335,178    $       -
                                                        ---------    ---------
      Securities available for sale:
      i2 Telecom common stock                           $  65,000    $  65,000
      City Fed preferred stock                             89,160       89,160
      University Bank stock                               144,800      207,200
                                                        ---------    ---------
                                                        $ 298,960    $ 361,360
                                                        ---------    ---------
      Total investments                                 $ 634,138    $ 361,360
                                                        =========    =========

i2 Telecom Common Stock

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc. The Company converted the Senior Notes into shares of convertible preferred stock in January 2004. In February 2004, i2 Telecom completed a "reverse merger" with a public shell corporation. As a result, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." In April 2004, the Company executed the documents to convert the preferred stock to i2 Telecom common stock and in June 2004 the shareholders of i2 Telecom approved an amendment to i2 Telecom's articles of incorporation that automatically triggered the conversion of the preferred stock into shares of i2 Telecom common stock. As of December 31, 2004, the Company holds 130,634 shares of i2 Telecom common stock. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by the Company are "restricted securities" under applicable securities laws. Pursuant to an agreement, in October 2004 i2 Telecom registered 51,822 shares of the i2 Telecom stock owned by the Company and the Company can now sell these shares without restriction. The balance of the Company's shares of i2 Telecom can be sold pursuant to SEC Rule 144 beginning on February 1, 2005.

Effective April 22, 2004, the Company entered into an agreement with i2 Telecom pursuant to which it will pay i2 Telecom up to $60,000 for engineering and product development services. i2 Telecom will use these funds to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides the Company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Under the agreement, the Company will pay to i2 Telecom 60% of the "net revenue" it derives from marketing and sales of VOIP/fax devices and related services, with "net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, the Company will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. Due to the contingent nature of the above transaction, no liability has been recorded on the accompanying financial statements at December 31, 2004.

At December 31, 2004 and 2003, the Company's investment in i2 Telecom common stock is recorded at fair market value.

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loop Process Systems, Inc. Common Stock

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"). In connection with the stock purchase, the Company was obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs were estimated at $470,000 CDN and the balance of the project funding was derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. The Company funded the entire $250,000 to Loop under this agreement during the first and second quarters of fiscal 2004. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials, which Loop currently anticipates will occur in April 2005. The Company estimates that this security collateralizes approximately 70% of its equity investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.

In June 2004, the Company purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Chief Financial Officer, for a purchase price of $50,000. The Company purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in January 2004, which was the same price per share paid by the Company for its original 25% interest in Loop. As a result, as of December 31, 2004, the Company owned 30% of Loop's outstanding stock at an aggregate purchase price of $300,000. The Company recorded a loss of $21,100 on its investment in Loop for the year ended December 31, 2004.

The Company's investment in Loop common stock is accounted for under the equity method at December 31, 2004.

MessageWay Solutions, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. Effective August 3, 2004, BCE changed its name to MessageWay Solutions, Inc. ("MessageWay"). In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. Due to various contingencies associated with this transaction, the Company's potential $550,000 obligation has not been recorded on the accompanying financial statements. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company recorded a loss of $43,722 on its investment in MessageWay for the year ended December 31, 2004.

The Company's investment in MessageWay common stock is accounted for under the equity method at December 31, 2004.

Internet Money Corporation Common Stock

On September 30, 2004, the Company acquired 100% of the outstanding stock of Internet Money Corporation, a newly formed Delaware corporation ("IMC"), for $4,978. The entire purchase price of $4,978 was initially allocated to goodwill. In accordance with SFAS No. 142, management assessed the goodwill for impairment at December 31,

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2004. The Company recorded an impairment loss during the year ended December 31, 2004 for the entire amount of the purchase. The impairment loss has been included in general and administrative expenses.

Innovative Business Systems, LLC

On September 30, 2004, the Company acquired 100% of the membership interests of Innovative Business Systems, LLC, a Michigan limited liability company ("IBS"), from an unrelated third party for $2,342. See note 13. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. The Company acquired IBS for tactical reasons in connection with its planned development of software assets. The entire purchase price of $2,342 was initially allocated to goodwill. In accordance with SFAS No. 142, management assessed the goodwill for impairment at December 31, 2004. The Company recorded an impairment loss during the year ended December 31, 2004 for the entire amount of the purchase. The impairment loss has been included in general and administrative expenses.

Investments in University Bank and CityFed Preferred Stock

The Company accounts for investments of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Securities. At December 31, 2004 the Company's investments in University Bank stock and City Fed preferred stock were classified as available for sale and, as a result, were reported at fair value. Fair value for the Company's investment in University Bank stock was based on reported values on the Nasdaq Stock Market and fair value of the Company's investment in City Fed preferred stock was determined based on the net realizable value of liquidation of this investment. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity.

NOTE 8 - MORTGAGE  PAYABLE

Mortgage payable consisted of the following:

                                                                                     For year ended December 31,
                                                                                     ---------------------------
                                                                                        2004              2003
                                                                                      ---------         --------
        Mortgage note payable, collateralized by a first mortgage on a real
        estate investment, interest only at 8% per annum                              $388,000          $388,000
                                                                                      ========          ========


The mortgage note payable is secured by the Company's interest in 15.07 acres of development land in Washtenaw County, Michigan and a commercial building in Escanaba, Michigan. The mortgage note payable was due on October 25, 2004. In
July 2004, an extension was executed which changed the maturity date to December
31, 2005. No principal payments were required in 2004 and 2003.

NOTE 9 - NOTES PAYABLE

       Notes payable consisted of the following:
                                                                                            December 31,
                                                                                      --------------------------
                                                                                        2004              2003
                                                                                      ---------         --------
      Demand notes payable to Arete Management, 8% per annum, no
        monthly payments are required                                                 $159,275          $147,585
      Demand note payable to Stephen Lange Ranzini, Joseph
        Ranzini, and Angela Ranzini, secured by shares of i2
        Telecom, University Bank stock, City Fed Financial
        preferred stock and 2,000 shares of West Pier stock;
        interest only payments at 12% per annum are due monthly
        (See Note 13).                                                                 322,430                 -
                                                                                      --------          ---------
                                                                                      $481,705          $147,585
                                                                                      ========          ========

                                      F-18

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 - INCOME TAXES

Federal income tax expense consists of the following for the years ended December 31, 2004 and 2003:

                                             2004              2003
                                          ---------         ---------
Current expense                         $        -        $ (121,400)
Deferred expense                          (112,000)         (217,934)
                                          ---------         ---------
Change in valuation allowance               112,000           349,334
                                          ---------         ---------
                                        $        -        $    10,000
                                          =========         =========
The net deferred tax asset (liability) at December 31, 2004 and 2003 is comprised of the following:


                                                     2004              2003
                                                 -----------      -----------
Net operating loss carryforward                  $  901,000       $  814,000
Valuation adjustment on loans and investments       490,000          465,000
Deferred tax assets                               1,391,000        1,279,000
Valuation allowance of deferred tax asset        (1,391,000)      (1,279,000)
                                                 -----------      -----------
Net deferred tax assets                          $       -        $       -
                                                 ===========      ===========


At December 31, 2004, the Company has net operating loss carryforwards of approximately $2,648,000 available to offset future taxable income expiring between 2005 and 2022. Utilization of net operating losses is subject to limitation should there be a change of control as defined in the Internal Revenue Code. During the year ended December 31, 2004, approximately $264,000 of the Company's NOL carryforwards expired.

The change in the valuation allowance was $112,000 for the year ended December 31, 2004.

Reconciliation between the federal statutory rate and the effective tax rate for the years ended December 31 2004 and 2003, is as follows:

                                                      2004              2003
                                                  -----------       -----------
Statutory rate applied to income before taxes     $  (112,000)      $ (160,041)
Effect of valuation allowance and other               112,000          170,041
                                                  -----------       -----------
                                                  $       -         $   10,000
                                                  ===========       ===========
NOTE 11 - MINORITY INTEREST

The Company owns approximately 88.5% of the outstanding common stock of MBDC. Since the minority shareholder's share of MBDC's losses exceeded its interest in the capital of MBDC during fiscal 2004 and 2003, the excess loss has been charged against the Company's majority interest for the years ended December 31, 2004 and 2003.

NOTE 12 - STOCK OPTION PLANS

The Company currently does not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.

NOTE 13- RELATED PARTY TRANSACTIONS

CCG Partners, LLC managed the activities of the Company and provided corporate offices for 2004 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, President and CEO of the Company and Dennis M. Agresta, Chief

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Officer of the Company. University Bank provided management and consulting services to the Company during 2004. Stephen Lange Ranzini, the Company's Chairman of the Board, is Chairman and the controlling shareholder of University Bank and Nicholas Fortson, the Company's Senior Vice President - Finance, is the Chief Executive Officer of University Bank. Director Richard J. Guziatek and former Chairman John E. Quinlan, Jr. acted as consultants to the Company for which they were paid consulting fees in 2003. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank. The amounts paid to such persons is detailed in the table below for the years ended:

                                  December 31, 2004     December 31, 2003
                                  -----------------     -----------------

        CCG Partners                  $  48,000           $ 182,425
        University Bank                  48,000                   -
        Richard J. Guziatek                   -               5,000
        John E. Quinlan, Jr.                  -              16,810
                                      ---------           ---------
           Totals                     $  96,000           $ 204,235
                                      =========           =========


The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $73,738 and $939,446, respectively, at December 31, 2004 and 2003. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

In March 2004, the Company extended to MBDC a $200,000 credit facility to provide MBDC with operating liquidity. Stephen Lange Ranzini is Chairman of MBDC. As of December 31, 2004, the Company had advanced a total of $199,213 to MBDC under this facility. The note payable bears interest at the rate of 7.5% per annum.

On March 24, 2004, the Company issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of MBDC. See note 5. The $600,000 promissory note bore interest at 7.5% per annum, matured on December 31, 2004, and was secured by the assets of MBDC and West Pier, as well as the Company's investments in i2 Telecom and Loop Process Systems. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank. On December 29, 2004, the Company issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. The Company used the proceeds from the promissory note to repay the amounts remaining outstanding under the promissory note issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on December 31, 2005, and is collateralized by (a) all of the shares of West Pier, (b) the Company's line of credit with MBDC, and (c) the Company's interests in i2 Telecom, University Bancorp, Inc., and CityFed Financial Corp.

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

On September 30, 2004, the Company acquired 100% of the membership interests of Innovative Business Systems, LLC, a Michigan limited liability company ("IBS"), from Christopher J. Weideman for $2,342. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

software, including IBM software development tools. Mr. Weideman was a member of IBS and became the Company's Chief Technology Officer upon completion of the acquisition of IBS.

On December 30, 2004, the Company closed the acquisition of 100% of the common stock of West Pier and approximately 88.5% of the common stock of MBDC. Stephen Lange Ranzini, certain members of Mr. Ranzini's immediate family, and University Bank, Inc. were the controlling shareholders of West Pier and MBDC. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank. The Company issued an aggregate of 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 to acquire these companies. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until the Company receives revenue on the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full.

NOTE 14 - CONTINGENT LIABILITIES/LAWSUIT SETTLEMENTS

There are no legal proceedings in which the Company is currently involved at December 31, 2004.

During the year ended December 31, 2003, the Company filed federal and state tax returns for tax years 1990 through 2002. The Company does not expect to incur liability as a result of its late filing of its federal and state income tax returns. The Company has determined that any potential liability is not probable nor can it be reasonably estimated.

NOTE 15 - GOING CONCERN

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and liquidation of liabilities in the normal course of business and the continuation of the Company as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses during 2004 and 2003 and has an immediate need to obtain outside capital to fund ongoing operating expenses. In addition to the immediate need for capital to cover ongoing operating expenses, Company management estimates that it may require up to $25 million of additional capital over the next two years to finance further development of the developmental software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which the Company may engage in the future.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management has taken steps to obtain additional capital and is in the process of liquidating certain assets. Management believes that actions being presently taken to obtain capital provide the opportunity for the Company to continue as a going concern.

            EXHIBIT INDEX

Exhibit
Number        Description

    2.1     Purchase and Sale Agreement dated March 24, 2004, by and among the registrant and the shareholders of Michigan Business Development
            Company and West Pier Corporation (1)
    3.1     Restated Articles of Incorporation of Jove Corporation (Restated as
            of June 1, 2004) (2)
    3.2     Amended and Restated Bylaws. (3)
    4.1     Form of Common Stock certificate. (3)
   10.1     Agreement of Sale and Purchase, dated February 2003, by and between the Registrant and Gaetano T. Rizzo and Carlo J. Catenacci for the
            purchase and sale of real estate assets of the Registrant. (3)
   10.2     Amendment No. 1 to Agreement of Sale and Purchase, dated March 12,
            2003. (3)
   10.3     Amendment No. 2 to Agreement of Sale and Purchase, dated March 25,
            2003. (3)
   10.4     Amendment No. 3 to Agreement of Sale and Purchase, dated April 1,
            2003. (3)
   10.5     Amendment No. 4 to Agreement of Sale and Purchase, dated April 1,
            2003. (3)
   10.6     Participation Agreement, dated June 18, 2003, by and between the
            Registrant and Keybank National Association. (3)
   10.7     Promissory note dated June 18, 2003, in the principal amount of
            $1,700,000, by Chesterfield Town Center LLC, as borrower, and
            Keybank National Association, as lender. (3)
   10.8     Real Estate Mortgage dated June 18, 2003, by and between
            Chesterfield Town Center LLC, as borrower, and Keybank National
            Association, as lender. (3)
   10.9     Intercreditor and Subordination Agreement dated June 18, 2003, by and among Comerica Bank, as senior lender, Keybank National
            Association, as subordinate lender, and Chesterfield Town Center
            LLC, as borrower. (3)
   10.10    Product Development and Distribution Rights Agreement dated April
            22, 2004, between the Registrant and i2 Telecom  International,
            Inc. (2)
   10.11    Guaranty dated May 28, 2004, executed by the Registrant in favor of
            BCE Emergis, Inc. (2)
   10.12    Pledge Agreement dated May 28, 2004, between the Registrant and BCE
            Emergis, Inc. (2)
   10.13    Stock Transfer Agreement dated March 24, 2004, among the
            registrant, Lyre, LLC, CCG Partners, LLC, and the shareholders of
            Michigan Business Development Company and West Pier Corporation.
              (1)
   10.14    Preferred Stock Purchase Agreement dated March 24, 2004, between the registrant and University Bank. (1)
   10.15(a) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $308,450.82, issued to Stephen Lange
            Ranzini. (1)
   10.15(b) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $369,685.25, issued to Clare Family
            Trust. (1)
   10.15(c) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $32,609.08, issued to Mildred Lange
            Ranzini. (1)
   10.15(d) Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $213,100.85, issued to Mildred Lange
            Ranzini Trust. (1)
   10.16    Promissory Note dated March 24, 2004, in the principal amount of
            $600,000, issued to University Bank (1)
   10.17    Security Agreement dated March 24, 2004, between the registrant, as debtor, and University Bank, as secured party (1)
   10.18    Promissory Note dated December 29, 2004, in the principal amount of
            $322,429.47, issued to Stephen Lange Ranzini, Joseph Lange
            Ranzini, and Angela Ranzini (1)
   21       List of Subsidiaries
   33       Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   34       Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
   ---------------------
   (1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 29, 2004, as filed on January 5, 2005.

   (2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 13, 2004.
   (3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2003, as filed on April 1, 2004.

                                                                     EXHIBIT 21

                              LIST OF SUBSIDIARIES

Name                                                   State of Incorporation
----                                                   ----------------------
Michigan Business Development Company                      Michigan
West Pier Corporation                                      Michigan
USM Venture, Inc.                                          Michigan
EN-S-P Rockies                                             Michigan
E. Development Corporation                                 Michigan
Estrupan Corporation                                       Michigan

                                                                    Exhibit 31

            CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY

I, Clifton S. Crockatt, Chief Executive Officer of Jove Corporation, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Jove Corporation;

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

         Date: May 23, 2005        /s/ Clifton S. Crockatt
                                   -------------------------
                                   Clifton S. Crockatt
                                   Chief Executive Officer
                                  (Principal Executive Officer)

I, Dennis M. Agresta, Chief Financial Officer of Jove Corporation, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Jove Corporation;

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

         Date: May 23, 2005         /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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

            I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Jove Corporation on Form 10-KSB for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: May 23, 2005         /s/ Clifton S. Crockatt
                                    --------------------------
                                    Clifton S. Crockatt
                                    Chief Executive Officer


            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Jove Corporation on Form 10-KSB for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: May 23, 2005         /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer