Form 10KSB/A
period 2004-12-31
JOVE CORP
filed 2005-08-18
CIK 718500

c
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004
                         Commission file number 0-12123

                                JOVE CORPORATION
                                ----------------
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

              Telephone Number, Including Area Code: (248) 542-6111
                                                     --------------

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

As of December 31, 2004, there were 6,472,464 shares of registrant's common stock, $1.00 par value, outstanding.

Transitional Small Business Disclosure Form:  Yes          No     X
                                                 --------     ---------

Documents incorporated by reference: None

                                JOVE CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 2004

                                EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this "Amendment) amends the Annual Report on Form 10-KSB for the year ended December 31, 2004, as originally filed by Jove Corporation on May 27, 2005 (the "Original Filing"), solely for the purpose of
(i) reclassifying the preferred stock of our subsidiary West Pier Corporation, in the amount of $215,777 for year ended December 31, 2004, and $182,125 for the year ended December 31, 2003, to long term debt in order to conform with the requirements of Statement of Financial Accounting Standards No. 150, and (ii) to clarify the method used to value available-for sale securities. See Note 1 - Summary of Significant Accounting Policies - Redeemable Preferred Stock for a description of the preferred stock transaction and Note 6 - Investments for a description of the valuation of available-for-sale securities. The effect of the preferred stock adjustment and restatement is to increase our long term debt and liabilities and decrease additional paid in capital (equity) by the same amount. These amounts reflect the actual cash payments made by the preferred shareholders under the terms of the preferred stock subscription agreement through December 31, 2004. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART II

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

                                                                                    Year Ended December 31,
                                                                              ------------------------------------
                                                                                2004                      2003
                                                                              ---------                 ----------
           Statement of Operations Data:
               Total revenues...................................            $   113,169             $     48,145
               Interest expense.................................                 74,792                   58,830
               General and administrative expenses..............                525,373                  393,568
               Net loss.........................................               (559,138)                (403,274)
               Net loss per share...............................                 ($0.09)                  ($0.07)

           Balance Sheet Data:
               Cash.............................................            $    89,750             $    963,040
               Real estate investments..........................                695,798                  691,419
               Total assets.....................................              1,728,019                2,866,476
               Bank loans, advances and other borrowings........              1,085,482                  717,710
               Stockholders' equity.............................                574,447                1,803,485

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

Our debt increased from $717,710 at December 31, 2003 to $1,085,482 at December 31, 2004. The increase is primarily due to the $322,439 note payable related to the purchase of the MBDC preferred stock in the first quarter of fiscal 2004, as described below, and additional proceeds from West Pier preferred shareholders. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $550,000 of the purchase price for MessageWay. Due to various contingencies associated with this transaction, we did not record the potential $550,000 obligation on our financial statements for the year ended December 31, 2004.

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

ITEM 13. Exhibits, List and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

Exhibit
Number        Description
------        -----------

    2.1       Purchase and Sale Agreement dated March 24, 2004, by and among the registrant and the shareholders of Michigan Business Development
              Company and West Pier Corporation (1)
    3.1       Restated Articles of Incorporation of Jove Corporation (Restated
              as of June 1, 2004) (2)
    3.2       Amended and Restated Bylaws. (3)
    4.1       Form of Common Stock certificate. (3)
   10.1       Agreement of Sale and Purchase, dated February 2003, by and between the Registrant and Gaetano T.Rizzo and Carlo J. Catenacci
              for the purchase and sale of real estate assets of the
              Registrant. (3)
   10.2       Amendment No. 1 to Agreement of Sale and Purchase, dated March 12,
              2003. (3)
   10.3       Amendment No. 2 to Agreement of Sale and Purchase, dated March 25,
              2003. (3)
   10.4       Amendment No. 3 to Agreement of Sale and Purchase, dated April 1,
              2003. (3)
   10.5       Amendment No. 4 to Agreement of Sale and Purchase, dated April 1,
              2003. (3)
   10.6       Participation Agreement, dated June 18, 2003, by and between the
              Registrant and Keybank National Association. (3)
   10.7       Promissory note dated June 18, 2003, in the principal amount of
              $1,700,000, by Chesterfield Town Center LLC, as borrower, and
              Keybank National Association, as lender. (3)
   10.8       Real Estate Mortgage dated June 18, 2003, by and between
              Chesterfield Town Center LLC, as borrower, and Keybank National
              Association, as lender. (3)
   10.9       Intercreditor and Subordination Agreement dated June 18, 2003, by and among Comerica Bank, as senior lender, Keybank National
              Association, as subordinate lender, and Chesterfield Town Center
              LLC, as borrower. (3)
   10.10      Product Development and Distribution Rights Agreement dated April
              22, 2004, between the Registrant and i2 Telecom International,
              Inc. (2)
   10.11      Guaranty dated May 28, 2004, executed by the Registrant in favor of BCE Emergis, Inc. (2) 10.12 Pledge Agreement dated May 28,
              2004, between the Registrant and BCE Emergis, Inc. (2)
   10.13      Stock Transfer Agreement dated March 24, 2004, among the
              registrant, Lyre, LLC, CCG Partners, LLC, and the shareholders of
              Michigan Business Development Company and West Pier Corporation.
              (1)
   10.14      Preferred Stock Purchase Agreement dated March 24, 2004, between the registrant and University Bank. (1)
   10.15(a)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $308,450.82, issued to Stephen Lange
              Ranzini. (1)
   10.15(b)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $369,685.25, issued to Clare Family Trust.
              (1)
   10.15(c)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $32,609.08, issued to Mildred Lange
              Ranzini. (1)
   10.15(d)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $213,100.85, issued to Mildred Lange
              Ranzini Trust. (1)
   10.16      Promissory Note dated March 24, 2004, in the principal amount of
              $600,000, issued to University Bank (1)
   10.17      Security Agreement dated March 24, 2004, between the registrant, as debtor, and University Bank, as secured party (1)
   10.18      Promissory Note dated December 29, 2004, in the principal amount of $322,429.47, issued to Stephen Lange Ranzini, Joseph Lange
              Ranzini, and Angela Ranzini (1)
   21         List of Subsidiaries*
   31         Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32         Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
   ---------------------
   *     Previously filed
         (1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 29, 2004, as filed on January 5, 2005.

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

                                   JOVE CORPORATION


Dated: August 12, 2005             By: /s/ Clifton S. Crockatt
                                   -----------------------------------
                                   Clifton S. Crockatt
                                   President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity                             Date
---------                   --------                             -----

/s/ Stephen Lange Ranzini   Chairman of the Board               August 12, 2005
--------------------------
Stephen Lange Ranzini

/s/ Clifton S. Crockatt     President, Chief Executive          August 12, 2005
--------------------------  Officer, and Director (Principal
Clifton S. Crockatt         Executive Officer)

/s/ Dennis M. Agresta       Chief Financial Officer             August 12, 2005
--------------------------  (Principal Financial and
Dennis M. Agresta            Accounting Officer)

                            Director                            August __, 2005
--------------------------
 Richard J. Guziatek
-

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm......................F-2

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

As discussed in Notes 1 and 16 to the financial statements, the Company has restated its balance sheet as of December 31, 2004 and 2003 and the related statements of stockholders' equity and cash flow for the years then ended to change the classification of mandatorily redeemable preferred stock from stockholder's equity to a liability.




/s/ Virchow, Krause & Company, LLP



Bingham Farms, Michigan
April 7, 2005 (Except as to notes 1 and 16, as to which the date is August 2,
                                       F-2


                                JOVE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS
                                                                                          December 31,
                                                                                          ------------
                                                                                      2004            2003
                                                                                      ----            ----
Current assets:
Cash                                                                            $    89,750       $  963,040
Account receivable                                                                     -               3,000
Advances on loans  (Note 4)                                                          12,095          117,889
Notes receivable  (Note 5)                                                            5,851          450,500
Real estate investments (Note 3)                                                    695,798          691,419
Accrued interest receivable                                                            -               3,062
Prepaid expenses and other assets                                                      -               3,974
                                                                                 ----------      -----------
     Total current assets                                                       $   803,494      $ 2,232,884
                                                                                 ==========      ===========
Long term assets:
Investments (Note 7)                                                            $   634,138      $   361,360
Loans receivable (Note 6)                                                           130,848          130,848
Advances on loans  (Note 4)                                                         103,916          104,500
Notes receivable (Note 5)                                                            55,623           36,884
                                                                                 ----------      -----------
     Total long term assets                                                     $   924,525      $   633,592
                                                                                 ==========      ===========
     Total assets                                                               $ 1,728,019      $ 2,866,476
                                                                                 ==========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Accounts payable                                                                $    56,071      $   189,629
Accrued expenses and other current liabilities                                       12,019           65,652
Mortgage payable (Note 8)                                                           388,000          388,000
Dividend payable                                                                       -              90,000
Mandatorily redeemable preferred stock                                              215,777          182,125
Notes payable (Note 9)                                                              481,705          147,585
                                                                                 ----------      -----------
         Total current liabilities                                              $ 1,153,572      $1,062,991
                                                                                 ----------      -----------
Minority interest (Note 11)                                                     $      -         $      -
                                                                                 ----------      -----------

STOCKHOLDERS' EQUITY

Common stock, $1 par value
    Authorized, 15,000,000 shares
    Issued and outstanding: 6,472,464 shares at December 31, 2004 and 2003      $ 6,472,464     $  6,472,464
Preferred stock (See Note 1)                                                              -          600,000
Accumulated other comprehensive income                                               64,800          127,200
Additional paid-in capital                                                       23,511,215       23,511,215
Accumulated deficit                                                             (29,474,032)     (28,907,394)
                                                                                 ----------      -----------
     Total stockholders' equity                                                     574,447        1,803,485
                                                                                 ----------      -----------
     Total liabilities and stockholders' equity                                 $ 1,728,019     $  2,866,476
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
                                                                                 ==========      ============

     See accompanying notes to consolidated financial statements






                                JOVE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                     Accumulated
                                                                           Other
                                   Common           Preferred   Comprehensive      Additional      Accumulated
                                    Stock             Stock       Income (loss)  Paid-in-Capital     Deficit               Total
                                  -----------      -----------   ------------   ------------      -------------     --------------

Balance at January 1, 2003        $ 6,472,464      $   600,000   $              $ 23,175,918      $(28,459,120)     $   1,789,262
Preferred dividends                                                                                    (45,000)          (45,000)
Equity contributions                                                                 335,297                              335,297
Unrealized gain on marketable
   securities                                                         127,200                                             127,200
Net loss for year ended
    December 31, 2003                                                                                 (403,274)          (403,274)
                                  -----------      -----------   ------------   ------------      -------------     --------------

Balance at December 31, 2003      $ 6,472,464      $   600,000   $     127,200  $ 23,511,215      $(28,907,394)     $   1,803,485
Preferred dividends                                                                                     (7,500)           (7,500)
Redemption of preferred stock
    in exchange for note
    payable                                          (600,000)                                                           (600,000)
 Unrealized loss on marketable
   securities                                                         (62,400)                                            (62,400)
 Net loss for year ended
   December 31, 2004                                                                                  (559,138)          (559,138)
                                  -----------      -----------   ------------   ------------      -------------     --------------

Balance at December 31, 2004      $ 6,472,464      $        0    $     64,800   $ 23,511,215      $(29,474,032)     $      574,447
                                  ===========      ===========   ============   ============      =============    ===============

See accompanying notes to consolidated financial statements



                                JOVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                    2004              2003
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $  (559,138)    $  (403,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Minority interest                                                                  -            (77,435)
    Gain on sale of real estate investment                                             -         (1,073,633)
    Depreciation and amortization                                                      -                  17
    Deferred income tax benefit, net of valuation allowance                            -             131,400
    Market value adjustment on investment and loans                                 (24,590)         397,911
    Net (gain) on disposal of property and equipment                                   -             (2,459)
    Equity in losses from affiliates                                                 72,142            -
    Net realized gains on sale of securities                                           -             568,880
    Loan loss reserve                                                                  -              66,456
Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                              112,440        (145,172)
    Decrease (increase) in prepaid expenses                                           3,975          (3,058)
    Decrease in income tax payable                                                     -           (115,400)
    Increase (decrease) in accounts payable                                        (126,500)         107,194
    Decrease in accrued expenses and other liabilities                              (53,633)          (59,881)
                                                                             -----------------  ---------------

           Net cash used in operating activities                                   (575,304)       (608,454)
                                                                             -----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                                          -               11,099
Payments for investments                                                          (407,320)        (220,000)
Proceeds from sale of real estate investments                                         -            1,960,542
Loan to related party                                                                 -             (35,000)
Payments for real estate investments                                               (11,438)            -
Proceeds from loans                                                                450,500            12,538
                                                                             -----------------  ---------------
           Net cash provided by investing activities                                31,742         1,729,179
                                                                             -----------------  ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from escrow funds                                                            -              217,900
Proceeds from long-term debt                                                      334,120            274,000
Payments of preferred dividends                                                   (97,500)              -
Repayment of long-term debt                                                      (600,000)         (783,800)
Proceeds from loan payable - related party                                            -               35,000
Proceeds from equity contributions                                                 33,652             35,050
                                                                             -----------------  ---------------
           Net cash used in financing activities                                 (329,728)         (221,850)
                                                                             -----------------  ---------------

Net increase (decrease) in cash                                                  (873,290)           898,875
Cash at beginning of year                                                         963,040             64,165
                                                                             -----------------  ---------------

Cash at end of year                                                             $  89,750       $    963,040
                                                                             =================  ===============

                        SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest
                                                                                $  74,070       $     58,830
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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has restated its Form 10-KSB for the year ended December 31, 2004, for the purpose of reclassifying this transaction from preferred stock to current debt in order to comply with the provisions of SFAS No. 150. This adjustment and restatement increased current debt and liabilities by $215,777 for year ended December 31, 2004, and $182,125 for the year ended December 31, 2003, and decreased additional paid-in capital (equity) by the same amount. These amounts reflect the actual cash payments made by the preferred shareholders under the terms of the preferred stock subscription agreement through December 31, 2004, and December 31, 2003.

The Company's subsidiary, MBDC, issued 600 shares of preferred stock to University Bank in 2001 in exchange for 280 shares of MBDC common stock, which represented 27.08% of MBDC's outstanding common stock. Cumulative dividends are paid at the rate of 7.5% per annum. Unpaid cumulative dividends totaled $90,000 at December 31, 2003. The preferred shares were redeemed on March 24, 2004, as the Company acquired the $600,000 of MBDC preferred stock from University Bank in exchange for a $600,000 note payable. The note was paid off during the year ended December 31, 2004.

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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following are the consolidating balance sheets and income statements for the years ended December 31, 2004 and 2003:




                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                                                                Record
                                                                               Purchase
                                                                              Accounting
                                                                               West Pier
                                                                                  and
                                        Jove       West Pier      Michigan     Michigan     Elimination
                                    Corporation   Corporation   BIDCO Inc.    BIDCO Inc.      Entries     Consolidated
                                    -----------   -----------  ------------ ------------   ------------- --------------
ASSETS
Cash                                $     86,755     $     -    $     2,995   $        -     $      -     $    89,750
Advances on loans                             -            -        116,011            -            -         116,011
Notes receivable                        200,213        96,474          -               -      (235,213)        61,474
Loans receivable                             -             -        130,848            -            -         130,848
Real estate investments                      -        611,898        83,900            -            -         695,798
Investments                           1,000,178       233,960          -               -      (600,000)       634,138
                                    -----------   -----------   -----------   ------------   ----------   -----------
  TOTAL ASSETS                      $  1,287,146  $   942,332   $   333,754   $        -     $(835,213)   $ 1,728,019
                                    ============  ===========   ===========   ============   ==========   ===========

LIABILITIES
Accounts payable                    $    13,500   $    22,290   $    20,281   $        -     $      -     $    56,071
Accrued expenses                            212           512        11,295            -            -          12,019
Mortgage payable                            -         388,000          -               -            -         388,000
Mandatorily redemable preferred stock       -         215,777          -               -            -         215,777
Note payable                            322,429       160,276       234,213            -      (235,213)       481,705
                                    -----------   -----------   -----------   ------------   ----------   ------------
  Total liabilities                     336,141       786,855       265,789            -      (235,213)     1,153,572
                                    ============= ===========   ===========   ============   ==========   ============

Minority interest                   $       -     $        -    $      -      $    77,435    $ (77,435)   $        -
                                    -----------   -----------   ---------     ------------   ----------   ------------

STOCKHOLDERS' EQUITY
  Common stock                        4,520,254         2,000       754,000     1,196,210           -       6,472,464
  Preferred stock                            -             -        600,000            -      (600,000)            -
  Accumulated other comprehensive
    income                                   -         64,800          -               -            -          64,800
  Additional paid in capital         24,170,092       334,297          -        (993,174)           -      23,511,215
  Accumulated deficit               (27,739,341)     (245,620)  (1,286,035)     (280,471)       77,435    (29,474,032)
                                     -----------   -----------  ------------  ------------   ----------   ------------
     Total stockholders' equity        951,005        155,477        67,965      (77,435)     (522,565)       574,447
                                    -----------   -----------  ------------   ------------   ----------   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $ 1,287,146   $   942,332   $   333,754   $        -     $(835,213)   $ 1,728,019
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
                                            ===========   ===========   ============   ============   ==========   ============


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                                                               Record
                                                                              Purchase
                                                                             Accounting
                                                                              West Pier
                                                                                 and
                                        Jove       West Pier     Michigan     Michigan     Elimination
                                    Corporation   Corporation   BIDCO Inc.   BIDCO Inc.      Entries     Consolidated
                                    -----------   -----------  ------------   ------------   ----------   ------------
ASSETS
Cash                                $   953,380   $     7,827  $     1,833   $          -   $         -   $    963,040
Advances on loans                             -             -      222,389              -             -        222,389
Other receivables                         3,000             -            -              -             -          3,000
Notes receivable                        450,500        71,884            -              -      (35,000)        487,384
Loans receivable                              -             -      130,848              -             -        130,848
Real estate investments                       -       600,459       90,960              -             -        691,419
Investments                              65,000       296,360            -              -             -        361,360
Accrued interest receivable               3,062             -            -              -             -          3,062
Prepaid expenses                              -             -        3,974              -             -          3,974
                                    -----------   -----------  -----------   ------------   -----------   ------------
  TOTAL ASSETS                      $ 1,474,942   $   976,530  $   450,004   $          -   $  (35,000)   $  2,866,476
                                    ===========   ===========  ===========   ============   ===========   ============

LIABILITIES
Accounts payable                    $         -   $         -  $   189,629   $          -   $         -   $    189,629
Accrued expenses                         53,868             -       11,784              -             -         65,652
Mortgage payable                              -       388,000            -              -             -        388,000
Note payable                                  -       147,585       35,000              -      (35,000)        147,585
Mandatorily redemable preferred stock         -       182,125            -              -             -        182,125
Dividend payable                              -             -       90,000              -             -         90,000
                                    -----------   -----------  -----------   ------------   -----------  -------------
  Total liabilities                      53,868       717,710      326,413              -   $  (35,000)      1,062,991
                                    ===========   ===========  ===========   ============   ===========   ============

Minority interest                   $         -   $         -  $        -    $     77,435   $  (77,435)   $          -
                                    -----------   -----------  -----------   ------------   -----------   ------------

STOCKHOLDERS' EQUITY
  Common stock                        4,520,254         2,000      754,000      1,196,210             -      6,472,464
  Preferred stock                             -             1      600,000              -             -        600,001
  Accumulated other comprehensive
    income                                    -       127,200            -              -             -        127,200
  Additional paid in capital         24,170,092       334,297            -      (993,174)             -     23,511,215
  Accumulated deficit               (27,269,272)     (204,677) (1,230,409)      (280,471)        77,435   (28,907,394)
                                    -----------   -----------  -----------   ------------   -----------   ------------
     Total stockholders' equity       1,421,074       258,820      123,591       (77,435)        77,435      1,803,485
                                    -----------   -----------  -----------   ------------   -----------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $ 1,474,942   $   976,530 $    450,004   $          -   $  (35,000)   $  2,866,476
                                    ===========   =========== ============   ============   ===========   ============


                                      F-13


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                       Purchase
                                                Jove       West Pier     Michigan    Accounting   Elimination
                                            Corporation   Corporation   BIDCO Inc.     Entries      Entries       Consolidated
                                            -----------   -----------  ------------   ------------   ----------   ------------
REVENUES


Gain on sale of real estate investment     $  1,073,633  $         -  $          -   $         -    $          -   $   1,073,633
Market value adjustment on investments and
loans                                                -             -     (548,640)             -               -        (548,640)
Other investment loss                                -             -     (568,880)             -               -        (568,880)
Interest income                                 15,161             -        20,675             -               -          35,836
Other                                           15,000             -        41,196             -               -          56,196
                                           -----------   -----------  ------------   ------------   ------------   -------------
   Total revenues                            1,103,794             -   (1,055,649)             -               -          48,145

EXPENSES

Interest on borrowed funds                      31,732        27,098             -             -               -          58,830
Loss on investments                                  -        66,456             -             -               -          66,456
General and administrative                     313,736        40,721        39,111             -               -         393,568
                                           -----------   -----------  ------------   ------------   ------------   -------------
   Total expenses                              345,468       134,275        39,111             -               -         518,854
                                           -----------   -----------  ------------   ------------   ------------   -------------

Income (loss) before federal income taxes      758,326     (134,275)   (1,094,760)             -               -        (470,709)
Taxes:
     Current                                         -             -     (131,400)             -               -        (131,400)
                                                     -             -                           -               -
     Deferred                                        -             -       141,400             -               -         141,400
                                           -----------   -----------  ------------   ------------   ------------   -------------
Net income (loss) before minority interest     758,326     (134,275)   (1,104,760)             -               -        (480,709)

Minority interest                                    -             -             -             -          77,435          77,435
                                           -----------   -----------  ------------   ------------   ------------   -------------

Net income (loss)                          $   758,326   $ (134,275)$  (1,104,760)   $         -    $     77,435   $    (403,274)

Preferred dividends                                  -             -        45,000             -               -          45,000
                                          ------------   -----------  ------------   ------------   ------------   -------------

Net income (loss) applicable to common
shares                                    $    758,326   $ (134,275) $ (1,149,760)   $         -    $     77,435        (448,274)
                                          ============   =========== =============   ============   ============   =============
Net income (loss) per share               $        .17             -             -             -               -   $       (.07)
                                          ============   =========== =============   ============   ============   =============

Weighted average shares outstanding          4,520,254         1,500           754      1,952,210        (2,254)      6,472,464
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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
                                                        =========    =========



Available-for-sale securities are reported at fair value with unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security.
For purposes of determining gross realized gains, the cost of available-for-sale securities is based on specific identification.

                                                                             Gross          Gross
                                                            Aggregate      unrealized    unrealized
                                                            fair value       gains         losses        Cost
                                                            ----------     ----------       ------    -----------
For year ended December 31, 2004                              $298,960       $ 64,800       $-0-         $234,160
For year ended December 31, 2003                              $361,360       $127,200       $-0-         $234,160

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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
                                                  ===========       ===========

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

NOTE 13- RELATED PARTY TRANSACTIONS

CCG Partners, LLC managed the activities of the Company and provided corporate offices for 2004 and 2003. CCG Partners is jointly owned by Clifton S. Crockatt, President and CEO of the Company and Dennis M. Agresta, Chief Financial Officer of the Company. University Bank provided management and consulting services to the Company during 2004. Stephen Lange Ranzini, the Company's Chairman of the Board, is Chairman and the controlling shareholder of University Bank and Nicholas Fortson, the Company's Senior Vice President - Finance, is the Chief Executive Officer of University Bank. Director Richard J. Guziatek and former Chairman John E. Quinlan, Jr. acted as consultants to the Company for which they were paid consulting fees in 2003. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank. The amounts paid to such persons is detailed in the table below for the years ended:

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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                JOVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company be unable to continue in existence. Management has taken steps to obtain additional capital and is in the process of liquidating certain assets. Management believes that actions being presently taken to obtain capital provide the opportunity for the Company to continue as a going concern.

NOTE 16 - RESTATEMENT

The following tables reconcile the previously reported amounts to the restated amounts as of and for the years ended December 31, 2004 and 2003. The Company has restated its classification of mandatorily redeemable preferred stock from stockholders' equity to a liability as required under SFAS No. 150. The restatement decreased stockholders' equity by $215,777 at December 31, 2004, and $182,125 at December 31, 2003, and increased liabilities by the same amount at December 31, 2004 and 2003.

The following table reconciles the previously reported balance sheet at December 31, 2004, to the restated amounts:

                                                         Mandatorily
                                                         Redeemable
                                                          Preferred                                   Total
                                                           Stock               Additional         Stockholders'
                                                         (liability)        Paid-in Capital          Equity
                                                        -------------       ---------------       -------------


Previously reported amount                            $            -           $23,726,992           $  790,224
Reclassification of mandatorily redeemable
   preferred stock                                           215,777              (215,777)            (215,777)
                                                      ---------------     ------------------     ----------------
Restated amounts                                      $      215,777           $23,511,215           $  574,447
                                                      ===============     ==================     ================

The following table reconciles the previously reported balance sheet at December
31, 2003 to the restated amounts:

                                                        Mandatorily
                                                         Redeemable
                                                          Preferred                                   Total
                                                           Stock               Additional         Stockholders'
                                                         (liability)        Paid-in Capital          Equity
                                                        -------------       ---------------       -------------

Previously reported amount                            $            -           $23,693,340           $1,985,610
Reclassification of mandatorily redeemable
   preferred stock                                           182,125              (182,125)            (182,125)
                                                      ---------------    -------------------   ------------------
Restated amounts                                      $      182,125           $23,511,215           $1,803,485
                                                      ===============    ===================   ==================

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

   ---------------------
*     Previously filed.
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 29, 2004, as filed on January 5, 2005.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 13, 2004.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2003, as filed on April 1, 2004.

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

         Date: August 12, 2005          /s/ Clifton S. Crockatt
                                        -------------------------------
                                        Clifton S. Crockatt
                                        Chief Executive Officer
                                        (Principal Executive Officer)

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

         Date: August 12, 2005      /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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

         Date: August 12, 2005      /s/ Clifton S. Crockatt
                                    ------------------------
                                    Clifton S. Crockatt
                                    Chief Executive Officer


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

         Date: August 12, 2005      /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer