Form 10QSB
period 2005-03-31
JOVE CORP
filed 2005-08-18
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the quarterly period ended March 31, 2005

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-12123

                                JOVE CORPORATION
                                ----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Michigan                                    38-2459626
            --------                                    ----------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)


                 3220 Coolidge Highway, Berkley, Michigan 48072
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (248) 542-6111
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

             ------------------------------------------------------
             (Former Name,Former Address and Former Fiscal Year, if
                                        changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at August 4, 2005, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X
                                                                             -


                                JOVE CORPORATION
                                   FORM 10-QSB
                      For the quarter ended March 31, 2005

                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I - Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets...........................................................      3
                  Consolidated Statements of Operations.................................................      4
                  Consolidated Statements of Cash Flows.................................................      5
                  Notes to the Consolidated Financial Statements........................................      6
         Item 2.  Management's Discussion and Analysis.................................................      11
         Item 3.  Controls and Procedures..............................................................      18

PART II - Other Information

         Item 1.   Legal Proceedings....................................................................     19
         Item 2.   Changes in Securities and Use of Proceeds............................................     19
         Item 3.   Defaults Upon Senior Securities......................................................     19
         Item 4.   Submission of Matters to a Vote of Security Holders..................................     19
         Item 5.   Other Information....................................................................     20
         Item 6.   Exhibits and Reports on Form 8-K.....................................................     20

Signatures..............................................................................................     21



Forward-Looking Statements
This report on Form 10-QSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this report include, but are not limited to, (a) our company's ability to complete development of and to commercialize the developmental software that it acquired in 2004; (b) our ability to raise all or a portion of the capital that will be required to commercialize the developmental software; and (c) our ability to continue as a going concern.

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

                                       2





PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                     JOVE CORPORATION
                                               Consolidated Balance Sheets
                                     March 31, 2005 (Unaudited) and December 31, 2004

                                                                                   March 31,
                                                                                     2005                   December 31,
                                                                                  (Unaudited)                   2004
                                                                             ----------------------     ---------------------
ASSETS
Current assets:
Cash                                                                              $        120,631          $         89,750
Advances on loans                                                                                -                    12,095
Notes receivable (Note 4)                                                                    5,851                     5,851
Real estate investments (Note 2)                                                           611,898                   695,798
Investments (Note 6)                                                                             -                         -
                                                                                  -----------------         -----------------

      Total current assets                                                        $        738,380          $        803,494
                                                                                  -----------------         -----------------

Long term assets:
Investments (Note 6)                                                              $        646,093          $        634,138
Loan receivable (Note 5)                                                                   130,918                   130,848
Advances on loans (Note 3)                                                                 137,990                   103,916
Note receivable (Note 4)                                                                    54,123                    55,623
                                                                                  -----------------         -----------------
    Total long term assets                                                        $        969,124          $        924,525
                                                                                  -----------------         -----------------

    Total assets                                                                  $      1,707,504          $      1,728,019
                                                                                  =================         =================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable                                                                  $        119,423          $         56,071
Accrued expenses and other current liabilities                                              18,546                    12,019
Mortgage payable (Note 9)                                                                  388,000                   388,000
Mandatorily redeemable preferred stock                                                     222,771                   215,777
Notes payable (Note 8)                                                                     484,882                   481,705
                                                                                  -----------------         -----------------
     Total current liabilities                                                    $      1,456,393          $      1,153,572
                                                                                  -----------------         -----------------

Minority interest (Note 9)                                                        $             -           $            -
                                                                                  -----------------         -----------------

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued and outstanding:   6,472,464 shares at March 31, 2005 and
       December 31, 2004                                                           $     6,472,464           $     6,472,464
Comprehensive income                                                                        88,790                    64,800
Additional paid-in-capital                                                              23,511,215                23,511,215
Accumulated deficit                                                                    (29,598,587)              (29,474,032)
                                                                                  -----------------         -----------------
    Total stockholders' equity                                                             473,882                   574,447
                                                                                  -----------------         -----------------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                           $    1,707,504             $    1,728,019
                                                                                  =================         =================

The accompanying notes are an integral part of the consolidated financial statements


                                                  JOVE CORPORATION

                                        Consolidated Statements of Operations
                              For the Three-Month Periods Ended March 31, 2005 and 2004
                                                     (Unaudited)

                                                                                      For the Three-Month Periods
                                                                                            Ended March 31,
                                                                                              (Unaudited)
                                                                                  -----------------------------------
                                                                                         2005              2004
                                                                                  ------------------  ---------------

 REVENUES
   Interest income                                                                   $         243     $      9,569
   Other revenue                                                                            16,500           16,500
                                                                                    ----------------- ---------------
      Total revenues                                                                        16,743           26,069
                                                                                    ----------------- ---------------

EXPENSES
  Interest on borrowed funds                                                                20,729           11,550
  Loss on investments                                                                       12,035                -
  General and administrative expenses                                                      108,534          196,800
                                                                                    ----------------- ---------------
     Total expenses                                                                        141,298          208,350
                                                                                    ----------------- ---------------
INCOME (LOSS) BEFORE FEDERAL
  INCOME TAXES                                                                            (124,555)        (182,281)
FEDERAL INCOME TAX CREDIT                                                                       -                -
                                                                                    ----------------- ---------------
NET INCOME (LOSS)                                                                    $    (124,555)    $   (182,281)
                                                                                    ----------------- ---------------

Net income (loss) per common share (basic and diluted)                               $        (.02)    $       (.03)
                                                                                    ================= ===============
Weighted average shares outstanding (basic and diluted)                                  6,472,464        6,472,464
                                                                                    ================= ===============

                                 Comprehensive Loss                                        2004             2003
                                                                                    ----------------- ---------------
Net loss
Other comprehensive income (loss):                                                   $    (124,555)    $   (182,281)
                                                                                    ----------------- ---------------
    Market value adjustment on available for sale securities                                23,990           (9,600)
Comprehensive loss                                                                   $    (100,565)    $   (191,881)
                                                                                    ================= ===============

The accompanying notes are an integral part of the consolidated financial statements



                                                 JOVE CORPORATION

                                       Consolidated Statements of Cash Flows
                                For the Three Months Ended March 31, 2005 and 2004

                                                                                    Three Months Ended March 31,
                                                                                      2005                  2004
                                                                                   (Unaudited)          (Unaudited)
                                                                                  --------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                $    (124,555)          (182,281)
Cash Flows from Operating Activities:
    Market value adjustment on investments and loans                                         -                  -
    Loss on equity investments                                                          12,035                  -
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses                                                  -             (2,000)
    Decrease in accounts receivable and accrued interest receivable                          -            108,089
    Decrease (increase) in advances on loans                                           (21,979)                  -
    Increase (decrease) in accrued expenses and other liabilities                       73,056            (23,178)
                                                                                 ---------------     --------------
       Net cash used in operating activities                                           (61,443)           (99,370)
                                                                                 ---------------     --------------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investments                                           83,900                  -
Payments for investments                                                                   (70)           (96,440)
Proceeds from loans                                                                      1,500                  -
                                                                                 ---------------     --------------
   Net cash provided by (used in) investing activities                                  85,330            (96,440)
                                                                                 ---------------     --------------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from mandatorily redeemable preferred stock                                     6,994             12,410
Payments of preferred dividends                                                              -            (97,500)
                                                                                 ---------------     --------------
   Net cash (used in) financing activities                                               6,994            (85,090)
                                                                                 ---------------     --------------
   Net change in cash and cash equivalents                                              30,881           (280,900)
Cash and cash equivalents:
    Beginning of period                                                                 89,750            963,040
                                                                                 ---------------     --------------
    End of period                                                                $     120,631       $    682,140
                                                                                 ===============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                     $      20,729       $     11,550
                                                                                 ===============     ==============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY
   Issuance of note payable in connection with preferred stock investment       $            -       $     600,000
                                                                                 ===============     ==============
The accompanying notes are an integral part of the consolidated financial statements

                                       5

                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements include the accounts of Jove Corporation and its wholly or majority-owned subsidiaries West Pier Corporation, Michigan Business Development Company (formerly Michigan BIDCO, Inc.), USM Venture, Inc., EN-S-P Rockies, E. Development Corporation, and Enstrupan Corporation (collectively, the "Company"). Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results for such periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

NATURE OF OPERATIONS
--------------------
During 2004, the Company acquired several small companies and made strategic investments in other companies in order to obtain the rights to certain developmental software, as well as other resources that the Company believes will be useful in commercializing that software. The Company currently is focusing its resources on commercializing this software and developing a network for Internet-based payments that will be supported by major banking institutions.

During 2003 and 2004, the Company also made strategic investments in other companies that it believes can provide revenue-generating opportunities for the Company. The Company's current business strategy is to (a) integrate the acquired businesses and commercialize the developmental software as quickly as possible, (b) develop, in conjunction with another company, a voice over Internet protocol facsimile machine, and (c) provide marketing and managerial services to other technology companies.

CASH
----
The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accrued interest receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments.

INVESTMENTS
-----------
Securities available for sale consist of marketable equity securities. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in

Debt and Equity Securities." Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income

REAL ESTATE INVESTMENTS
-----------------------
Real estate investments consisted of property acquired for development and sale at March 31, 2005 and December 31, 2004. Real estate investments were carried at the lower of cost or estimated net realizable value at March 31, 2005 and December 31, 2004. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. See Note 2 for additional information regarding the Company's real estate investments.

INTEREST INCOME
---------------
Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, and the fair value of the loan is reduced. The following table represents non-accrual status loans at March 31, 2005 and December 31, 2004. During the three months ended March 31, 2005 there was no cash received related to these loans. The average value of these loan approximates the ending value at March 31, 2005 and December 31, 2004, as follows:

                                                   March 31, 2005                   December 31,2004
                                             -------------------------          -----------------------
                                               Cost         Fair Value           Cost        Fair Value
                                              -------       ---------           --------     ----------
Total  non-accrual status loans              $712,180       $130,918            $712,180       $130,848
                                             ========       ========            ========       ========

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

REDEEMABLE PREFERRED STOCK
--------------------------
The Company's subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land after payoff of the land contract on the property. Under the terms of the preferred stock, after six months the preferred shareholders have the option to convert the preferred stock into a pro rata portion of the underlying investment that West Pier holds in the development land. The preferred shareholders have a preference as to assets over the common stock in the event of voluntary or involuntary liquidation of West Pier. At March 31, 2005 and December 31, 2004, there were 100 shares issued and outstanding with a par value of $.01.

The Company has restated its Form 10-KSB for the year ended December 31, 2004, for the purpose of reclassifying this transaction from preferred stock to current debt in order to comply with the provisions of SFAS No. 150. This adjustment and restatement increased current and liabilities by $222,771 for the three months ended March 31, 2005 and $215,777 for year ended December 31, 2004, and decreased additional paid-in capital(equity) by the same amount. These amounts reflect the actual cash payments made by the preferred shareholders under the terms of the preferred stock subscription agreement through December 31, 2004.

EARNINGS PER SHARE
------------------
Earnings per share are based upon the weighted average shares outstanding, which were 6,472,464 for the three months ended March 31, 2005 and December 31, 2004. There are no dilutive shares.

USE OF ESTIMATES
----------------
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - REAL ESTATE INVESTMENTS

At March 31, 2005 and December 31, 2004, real estate investments consisted principally of 15.07 acres of development land in Washtenaw County, Michigan. Real estate investments were carried at the lower of cost or estimated realizable value at March 31, 2005 and December 31, 2004. Costs necessary to prepare the property for its intended use were capitalized during March 31, 2005 and December 31, 2004.

In December 2004, the Company entered into a contingent purchase agreement for the sale of the 15.07 acres of development land in Washtenaw County, Michigan. The sales price was $1,463,000 and the sale was contingent on the buyer satisfying due diligence in his sole discretion. In June 2005, the buyer determined that he was unable to satisfy certain development contingencies and the purchase agreement has expired. The Company is evaluating alternatives to realizing value from this investment, including continuing to work with the buyer to resolve the development contingencies, locating potential new buyers, and developing the property in some form of joint venture with outside investors. The carrying amount of the land on the accompanying balance sheet was $611,898 at March 31, 2005, and December 31, 2004, respectively.

The Company also has property acquired as a result of the foreclosure of a loan to Escanaba Paper Converting Company, LLC. This real estate investment was sold in March 2005 for cash.

NOTE 3 - ADVANCES ON LOANS

The Company has a participation interest in certain loans made by the United States Department of Agriculture ("USDA"). Under an agreement with the USDA, the Company is required to advance certain expenses payable (e.g., taxes and insurance) in order to maintain the assets that secure the loans. The amount shown on the balance sheet as a current asset for advances on loans at December 31, 2004, represents advances collected by the Company in March 2005. The amounts shown on the balance sheet as a long term asset for advances on loans at March 31, 2005 and December 31, 2004, represent the remaining advances, which the Company does not expect to collect during 2005.

NOTE 4 - NOTE RECEIVABLE

                              Current Asset   Long Term Asset     Current Asset     Long Term Asset
                                 3/31/05          3/31/05           12/31/04           12/31/04
                              -------------    -------------     --------------     -----------
    Fusion RX note             $ 5,851           $54,123           $ 5,851            $55,623
                             ==============    =============     ==============     ===========


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

NOTE 5 - LOAN RECEIVABLE

                                                 March 31,                  December 31,
                                                   2005                         2004
                                         -------------------------    -------------------------
                                           Cost        Fair Value       Cost        Fair Value
                                         --------     ----------      ---------     ----------
Loan receivable - Active Homes           $712,180       $130,918       $712,180      $130,848
                                         ========     ==========      =========     ==========

The above loan currently is in foreclosure and the Company does not expect that any proceeds will be received in 2005. As such, the loan is classified as a long term investment. The fair value is based on the estimated net proceeds allocated to the Company upon the sale of the related real estate.

NOTE 6 - INVESTMENTS

Investments consisted of the following:

                                                                             March 31,           December 31,
                                                                               2005                 2004
                                                                          ---------------      ------------
      Investments accounted for under the equity method:
      Loop Process Systems common stock                                      $269,300           $278,900
      MessageWay Solutions common stock                                        53,843             56,278
                                                                            ---------          ---------
                                                                             $323,143           $335,178
                                                                            ---------          ---------
      Securities available for sale:
      i2 Telecom common stock                                                $ 80,990           $ 65,000
      City Fed preferred stock                                                 89,160             89,160
      University Bank stock                                                   152,800            144,800
                                                                            ---------          ---------
                                                                            $322,950            $298,960
                                                                            ---------          ---------
      Total investments                                                     $646,093            $634,138
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

                                                                             Gross          Gross
                                                               Aggregate   unrealized    unrealized
                                                              fair value     gains         losses          Cost
                                                              ----------     ---------    ---------     --------
For three months ended March 31, 2005                          $322,950      $ 88,790       $-0-        $234,160
For year ended December 31, 2004                               $298,960      $ 64,800       $-0-        $234,160



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

Under the agreement, the Company will pay to i2 Telecom 60% of the "net revenue" we derive from marketing and sales of VOIP/fax devices and related services, with "net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, the Company will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. There were no sales during the period ended March 31, 2005.

At March 31, 2005 and December 31, 2004, the Company's investment in i2 Telecom common stock is recorded at fair market value.

Loop Process Systems, Inc. Common Stock

In January 2004, the Company acquired 25% of the outstanding stock of Loop Process Systems, Inc. ("Loop"). In connection with the stock purchase, the Company was obligated to fund up to $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The total project costs were estimated at $470,000 CDN and the balance of the project funding was derived from Canadian government technology grants and the project co-sponsor, Dofasco, Inc., the largest steel producer in Canada. The Company funded the entire $250,000 to Loop under this agreement during the first and second quarters of fiscal 2004. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials, which Loop currently anticipates will occur in the third quarter of 2005. The Company estimates that this security collateralizes approximately 70% of its equity investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral.

In June 2004, the Company purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Chief Financial Officer, for a purchase price of $50,000. The Company purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in January 2004, which was the same price per share paid by the Company for its original 25% interest in Loop. As a result, as of December 31, 2004, the Company owned 30% of Loop's outstanding stock at an aggregate purchase price of $300,000. The Company recorded a loss of $9,600 on its investment in Loop for the three month's ended March 31, 2005.

The Company's investment in Loop common stock is accounted for under the equity method at March 31, 2005.

MessageWay Solutions, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. Effective August 3, 2004, BCE changed its name to MessageWay Solutions, Inc. ("MessageWay"). In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. Due to various contingencies associated with this transaction, the Company's potential obligation related to the $550,000 has not been recorded on the accompanying financial statements. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company recorded a loss of $2,435 on its investment in MessageWay for the three month's ended March 31, 2005.

The Company's investment in MessageWay common stock is accounted for under the equity method at March 31, 2005.

Investments in University Bank and CityFed Preferred Stock

The Company accounts for investments of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Securities. At December 31, 2004 the Company's investments in University Bank stock and City Fed preferred stock were classified as available for sale and, as a result, were reported at fair value. Fair value for the Company's investment in University Bank stock was based on reported values on the NASDAQ SC market and fair value of the Company's investment in City Fed preferred stock was determined based on the net realizable value of liquidation of this investment. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity.

NOTE 7 - MORTGAGE  PAYABLE

Mortgage payable consisted of the following:

                                                                                       March 31,           December 31,
                                                                                         2005                 2004
                                                                                      ---------            ----------
        Mortgage note payable, collateralized by a first mortgage on a real
        estate investment, interest only at 8% per annum                               $388,000              $388,000
                                                                                       ========              ========

The mortgage note payable is secured by the Company's interest in 15.07 acres of development land in Washtenaw County, Michigan and a commercial building in Escanaba, Michigan. The mortgage note payable was due on October 25, 2004. In July 2004, an extension was executed which changed the maturity date to December 31, 2005. No principal payments were required in 2004.


NOTE 8- NOTES PAYABLE

       Notes payable consisted of the following:
                                                                                  March 31,            December 31,
                                                                                    2005                  2004
                                                                                 ----------           ------------
      Demand  notes payable to Arete Management, 8% per annum, no                  $162,452               $159,275
        monthly payments are required (See note 10)
      Demand note payable to Stephen Lange Ranzini, Joseph Ranzini, and Angela
        Ranzini, secured by shares of I2 Telecom, University Bank stock, City
        Fed Financial preferred stock and 2,000 shares of West Pier stock, interest only payments at 12% per annum are due monthly
        (See Note 10).                                                              322,430                322,430
                                                                                 ----------             ----------
                                                                                   $484,882               $481,705
                                                                                 ==========             ==========


NOTE 9 - MINORITY INTEREST

The Company owns approximately 88.5% of the outstanding common stock of MBDC. Since the minority shareholder's share of MBDC's losses exceeded its interest in the capital of MBDC during fiscal 2004 and 2003, the excess loss has been charged against the Company's majority interest for the period ended March 31, 2005 and the year ended December 31, 2004.

NOTE 10- RELATED PARTY TRANSACTIONS

The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $114,494 and $73,738, respectively, at March 31, 2005 and December 31, 2004. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

On December 29, 2004, the Company issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. The Company used the proceeds from the promissory note to repay the amounts remaining outstanding under a promissory note issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on December 31, 2005, and is collateralized by (a) all of the shares of West Pier Corporation, (b) the Company's line of credit with Michigan Business Development Company, and (c) the Company's interests in i2 Telecom, University Bancorp, Inc., and CityFed Financial Corp.

On March 14, 2000, West Pier Corporation issued a promissory note with a current balance of $162,452. The promissory note is held by Arete Management, which is jointly owned by Angela Lange Ranzini and the Clare Family Trust. Stephen Lange Ranzini, the Company's Chairman of the Board, is the brother of Angela Lange Ranzini and is the sole trustee of the Clare Family Trust. The promissory note is a demand note that bears interest at 8% per annum and no monthly payments are required.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and liquidation of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has incurred significant losses during 2004 and 2003 and has an immediate need to obtain outside capital to fund ongoing operating expenses. In addition to the immediate need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $25 million of additional capital over the next two years to finance further development of the developmental software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which the Company may engage in the future.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management has taken steps to obtain additional capital and is in the process of liquidating certain assets. Management believes that actions being presently taken to obtain capital provide the opportunity of the Company to continue as a going concern.

Item 2.  Management's Discussion and Analysis

For a description of our company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three months ended March 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

In June 2003, we sold a significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to acquire other businesses and to make strategic investments in other companies in a manner that we believe will provide us with revenue-generating opportunities. In December 2004, we acquired West Pier Corporation, Michigan Business Development Company, or "MBDC," in order to obtain the rights to certain developmental software. During 2004, we also acquired two other small companies and made strategic investments in other companies in order to obtain certain rights in other resources that we believe will be useful in commercializing the developmental software. We currently are focusing our resources on commercializing the developmental software and developing a network for Internet-based payments that will be supported by major banking institutions.

Our current business strategy is (a) to integrate the operations of West Pier and MBDC and to commercialize the developmental software as quickly as possible;
(b) to develop, in conjunction with i2 Telecom International, Inc., a VOIP facsimile device and to market that device to manufacturers of facsimile machines; and (c) to provide marketing and other managerial services to other technology companies. We also plan to seek additional strategic business relationships with other companies that will provide us with revenue-generating opportunities. We cannot provide assurance, however, that we will be able to commercialize the developmental software or identify and consummate additional acquisition opportunities or strategic relationships or that any such transactions will be profitable.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Total revenue was $16,743 for the three months ended March 31, 2005, as compared with $26,069 for the three months ended March 31, 2004. Revenue in the three months ended March 31, 2005 and 2004 consisted of interest income and software licensing fees. The decrease in revenues was a result of the payoff of our participation interest in the Key Bank note, which resulted in lower interest income.

We incurred interest expense of $20,729 in the three months ended March 31, 2005, as compared with $11,550 related to short-term debt on investments in the three months ended March 31, 2004. The increase in interest was a result of additional debt assumed as part of the acquisition of West Pier and MBDC.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $108,534 for the three months ended March 31, 2005, as compared with $196,800 for the three months ended March 31, 2004. The decrease in costs was a result of lower loan cost for MBDC for the quarter.

We recorded no income tax expense for the three months ended March 31, 2005, and March 31, 2004. As of December 31, 2004, we had available net operating loss carryforwards totaling approximately $2,648,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(124,555), or $(0.02) per share, in the three months ended March 31, 2005, as compared with a net loss of $(182,281), or $(0.03) per share, in the three months ended March 31, 2004.

Liquidity and Capital Resources

Our cash balance increased from $89,750 at December 31, 2004 to $120,631 at March 31, 2005, primarily as a result of the liquidation of real estate assets.

Our short-term debt increased from $937,795 at December 31, 2004 to $1,010,851 at March 31, 2005 as a result of an increase in accounts payable. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $550,000 of the purchase price for MessageWay. Due to various contingencies associated with this transaction, we did not record the potential $550,000 obligation on our financial statements for the quarter ended March 31, 2005.

Our company borrowed $322,439 from Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini and used the proceeds to repay the balance due to University Bank in December 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds from sales of certain of the assets that we acquired in the West Pier and MBDC transactions or by private equity or debt financings. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets that we acquired in the West Pier and MBDC transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

Our subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land. As a result, these payments will reduce the net proceeds that our company will ultimately realize upon the sale of the development land.

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

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses in the quarter ended March 31, 2005, and for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of March 31, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We cannot predict whether or when we will ever derive a meaningful amount of revenue from the developmental software or from any other source. In addition, our strategic investments and other capital assets are illiquid and we may not be able to sell them in a timely manner or for an amount of proceeds that would enable our company to continue its operations as currently planned. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern will depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. We currently do not have any readily available source of significant financing. If we are unable to raise additional capital, we may be forced to discontinue our business. Our plans with regards to these matters are described in Note 11 to our financial statements included in this report on Form 10-QSB. Our consolidated financial statements do not include any adjustments that might result should our company be unable to continue as a going concern.

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

We will require significant infusions of additional capital to successfully develop and commercialize the developmental software. We believe that our available cash resources will satisfy our operating capital needs for only a limited period of time based upon our currently anticipated business activities. We currently anticipate that we will require approximately $25 million of cash or in-kind capital to fully develop and commercialize the developmental software over the next two years. Our need for additional capital to finance development of the software as well as our operations will be greater should, among other things, revenue or expense estimates prove to be incorrect. We have made certain strategic investments in the past and we may make other strategic investments, as well as acquisitions of other operating companies, in the future. Our current strategic investments are long-term in nature and any future strategic investments or acquisitions will be long-term in nature. As a result, we cannot be certain when these investments could provide our company with operating revenue or liquidity. We may require significant additional financing in the future in order to satisfy our cash requirements.

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

Consequently, an investor may not be able to liquidatean investment in shares of our company's common stock in the event of an emergency or for any other reason. The purchase of our company's common stock, therefore, should be considered only as a long-term investment.

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

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2006, with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2006, that our internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act.

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

We may incur significant costs in complying with SEC filing requirements. Our company did not file reports with the Securities and Exchange Commission, or SEC, for its fiscal periods between September 30, 1990 and December 31, 2002. We currently do not intend to file reports with the SEC for those periods because we believe that the costs involved to prepare such reports would be prohibitive and would not be justified in light of the age of the information and its lackof relevancy to our company's current financial condition and operations. In the event that the SEC does require us to prepare and file reports for such periods, however, our company would likely incur material costs and expenses to complete and file such reports. In addition, trading in our common stock could be disrupted or suspended by the SEC until we file all of the required reports.

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

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness, as of March 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a)      Exhibits.

                  Exhibit
                  Number       Description
                  ------       -----------
                    31         Certification pursuant to SEC Release No.
                               33-8238, as adopted pursuant to Section 302 of \ the Sarbanes-Oxley Act of 2002.
                    32         Certificate pursuant to 18 U.S.C. Section 1350,
                               as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

        (b)      Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JOVE CORPORATION

Date:    August 12, 2005       /s/ Clifton S. Crockatt
                               -------------------------------------------------
                               Clifton S. Crockatt
                               President and Chief Executive Officer (Principal
                                    Executive Officer)

Date:    August 12, 2005       /s/ Dennis M. Agresta
                               -------------------------------------------------
                               Dennis M. Agresta
                               Chief Financial Officer (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number   Description
-------  -----------
31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32       Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002.

                                                                   Exhibit 31
                                                                   ----------


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


Date:  August 12, 2005              /s/ Clifton S. Crockatt
                                     ----------------------------------
                                    Clifton S. Crockatt
                                    President and Chief Executive Officer

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


Date:  August 12, 2005              /s/ Dennis M. Agresta
                                    --------------------------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer

                                                               Exhibit 32
                                                               ----------

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: August 12, 2005      /s/ Clifton S. Crockatt
                                    --------------------------
                                   Clifton S. Crockatt
                                   Chief Executive Officer



            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: August 12, 2005      /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer