Form 10QSB
period 2005-06-30
JOVE CORP
filed 2005-09-16
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the quarterly period ended June 30, 2005

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


                     3035 Oakshire, Berkley, Michigan 48072
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (248) 302-6177
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


        ----------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if changed
                               Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at August 31, 2005, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X

                                JOVE CORPORATION
                                   FORM 10-QSB
                       For the quarter ended June 30, 2005

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets............................    3
                  Consolidated Statements of Operations..................    4
                  Consolidated Statements of Cash Flows..................    5
                  Notes to the Consolidated Financial Statements.........    6
         Item 2.   Management's Discussion and Analysis..................   13
         Item 3.   Controls and Procedures...............................   20

PART II - Other Information

         Item 1.   Legal Proceedings.....................................   21
         Item 2.   Changes in Securities and Use of Proceeds.............   21
         Item 3.   Defaults Upon Senior Securities.......................   21
         Item 4.   Submission of Matters to a Vote of Security Holders...   21
         Item 5.   Other Information.....................................   21
         Item 6.   Exhibits and Reports on Form 8-K......................   21

Signatures..............................................................    22



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                     JOVE CORPORATION
                                               Consolidated Balance Sheets
                                      June 30, 2005 (Unaudited) and December 31, 2004

                                                                                   June 30,
                                                                                     2005                   December 31,
                                                                                  (Unaudited)                   2004
                                                                             ----------------------     ---------------------

ASSETS
Current assets:
Cash                                                                               $        48,983            $       89,750
Advances on loans                                                                                -                    12,095
Accounts receivable                                                                          6,000                         -
Notes receivable (Note 4)                                                                    5,851                     5,851
Real estate investments (Note 2)                                                           611,898                   695,798
                                                                                   ----------------           ---------------
      Total current assets                                                         $       672,732            $      803,494
                                                                                   ----------------           ---------------

Long term assets:
Investments (Note 6)                                                               $       540,147            $      634,138
Loan receivable (Note 5)                                                                   130,918                   130,848
Advances on loans (Note 3)                                                                 141,431                   103,916
Note receivable (Note 4)                                                                    54,123                    55,623
                                                                                   ----------------           ---------------
    Total long term assets                                                         $       866,619            $      924,525
                                                                                   ----------------           ---------------

    Total assets                                                                   $     1,539,351            $    1,728,019
                                                                                   ===============            ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable                                                                   $       148,545            $       56,071
Accrued expenses and other current liabilities                                              21,558                    12,019
Mortgage payable (Note 9)                                                                  388,000                   388,000
Mandatorily redeemable preferred stock                                                     228,387                   215,777
Notes payable (Note 8)                                                                     488,122                   481,705
                                                                                   ----------------           ---------------
     Total current liabilities                                                     $     1,274,612            $    1,153,572
                                                                                   ----------------           ---------------
Minority interest (Note 9)                                                         $             -            $            -
                                                                                   ----------------           ---------------

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued and outstanding:   6,472,464 shares at June 30, 2005 and
       December 31, 2004                                                           $     6,472,464                 6,472,464
Accumulated other comprehensive income                                                      37,247                    64,800
Additional paid-in-capital                                                              23,511,215                23,511,215
Accumulated deficit                                                                    (29,756,187)              (29,474,032)
                                                                                   ----------------           ---------------
    Total stockholders' equity                                                             264,739                   574,447
                                                                                   ----------------           ---------------
 TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                          $     1,539,351            $    1,728,019
                                                                                   ================           ===============

The accompanying notes are an integral part of the consolidated financial statements

                                                 JOVE CORPORATION
                                       Consolidated Statements of Operations
                        For the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004

                                                    (Unaudited)

                                                     For the Three-Month Periods            For the Six-Month Periods
                                                            Ended June 30,                        Ended June 30,
                                                             (Unaudited)                          (Unaudited)
                                                   --------------------------------      -------------------------------
                                                         2005             2004                2005            2004
                                                   ----------------  --------------      --------------  ---------------
 REVENUES
   Gain on sale of investment                         $     15,000    $          -        $     15,000     $          -
   Interest income                                             440           8,277                 683           17,846
   Other revenue                                            36,500          16,520              53,000           33,020
                                                     -------------- ---------------      --------------   --------------
      Total revenues                                        51,940          24,797              68,683           50,866
                                                     -------------- ---------------      --------------   --------------

EXPENSES
  Interest on borrowed funds                                20,501          19,050              41,230           30,600
  Equity in earnings (losses) from affiliates               39,403               -              51,438                -
  General and administrative expenses                      149,635         163,922             258,169          360,733
                                                     -------------- ---------------      --------------   --------------
     Total expenses                                        209,539         182,972             350,837          391,333
                                                     -------------- ---------------      --------------   --------------
INCOME (LOSS) BEFORE FEDERAL                             (157,599)       (158,175)           (282,154)        (340,467)
  INCOME TAXES
FEDERAL INCOME TAX CREDIT                                        -               -                   -                -
                                                     -------------- ---------------      --------------   --------------
NET INCOME (LOSS)                                     $  (157,599)    $  (158,175)        $  (282,154)     $  (340,467)
                                                     -------------- ---------------      --------------   --------------

Net income (loss) per common share (basic
   and diluted)                                       $      (.02)    $      (.02)        $      (.04)     $      (.05)
                                                     ============== ===============      ==============   ==============
Weighted average shares outstanding (basic              6,472,464       6,472,464           6,472,464        6,472,464
   and diluted)

                 Comprehensive Loss

Net loss                                              $  (157,599)    $  (158,175)        $  (282,154)     $  (340,467)
Other comprehensive income (loss):
Market value adjustment on available for
sale securities, net of reclassification adjustment
of $14,250 for the three and six months ended June
30, 2005                                                  (37,293)        (80,800)            (13,303)         (90,400)
                                                      -------------  -------------        ------------     ------------
Comprehensive loss                                    $  (194,892)    $  (238,975)        $  (295,457)     $  (430,867)
                                                      =============  =============        ============     ============

The accompanying notes are an integral part of the consolidated financial statements


                                                 JOVE CORPORATION

                                       Consolidated Statements of Cash Flows
                                  For the Six Months Ended June 30, 2005 and 2004

                                                                                      Six Months Ended June 30,
                                                                                       2005                2004
                                                                                    (Unaudited)        (Unaudited)
                                                                                  --------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                $    (282,154)      $     (340,467)
Cash Flows from operating activities:
    Gain on sale of investments                                                        (15,000)                  -
    Equity in (earnings) losses from affiliates                                         51,438                   -
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable and accrued interest receivable          (6,000)              (1,630)
    Decrease (increase) in advances on loans                                           (25,420)                   -
    Increase (decrease) in accrued expenses and other liabilities                      108,429              (54,400)
                                                                                 --------------      ---------------
       Net cash used in operating activities                                          (168,707)            (396,498)
                                                                                 --------------      ---------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investments                                           83,900                   -
Proceeds from sale of investments                                                       30,000                   -
Payments for investments                                                                   (70)           (411,440)
Proceeds from loans                                                                      1,500             115,390
                                                                                 --------------      --------------
   Net cash provided by (used in) investing activities                                 115,330            (296,050)
                                                                                 --------------      --------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from mandatorily redeemable preferred stock                                    12,610              19,560
Payments of preferred dividends                                                              -             (97,500)
                                                                                 --------------      --------------
   Net cash provided by (used in) financing activities                                  12,610             (77,940)
                                                                                 --------------      --------------
   Net change in cash and cash equivalents                                             (40,767)           (770,488)

Cash and cash equivalents:
    Beginning of period                                                                 89,750             963,040
                                                                                 --------------      --------------
    End of period                                                                $      48,983       $     192,552
                                                                                 ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                     $      38,218       $      11,550
                                                                                 ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements

                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

The accompanying unaudited financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results for such periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amount for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accrued interest receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments.

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

REAL ESTATE INVESTMENTS
-----------------------

Real estate investments consisted of property acquired for development and sale at June 30, 2005 and December 31, 2004. Real estate investments were carried at the lower of cost or estimated net realizable value at June 30, 2005 and December 31, 2004. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. See Note 2 for additional information regarding the Company's real estate investments.

INTEREST INCOME
---------------

Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, and the fair value of the loan is reduced. The following table represents one non-accrual status loan at June 30, 2005, and December 31, 2004. During the three months ended June 30, 2005 there was no cash received related to this loan. The average value of this loan approximates the ending value at June 30, 2005 and December 31, 2004, as follows:

                                          June 30, 2005            December 31,2004
                                    ------------------------    ----------------------
                                       Cost       Fair Value      Cost       Fair Value
                                    ---------     ---------     ---------    ----------
Total non-accrual status loans      $ 712,180     $ 130,918     $ 712,180    $ 130,848
                                    =========     =========     =========    =========

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

REDEEMABLE PREFERRED STOCK
--------------------------

The Company's subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land after payoff of the land contract on the property. Under the terms of the preferred stock, after six months the shareholders have the option to convert the preferred stock into a pro rata portion of the underlying investment that West Pier holds in the development land. The preferred shareholders have a preference as to assets over the common stock in the event of voluntary or involuntary liquidation of West Pier. At June 30, 2005 and December 31, 2004, there were 100 shares issued and outstanding with a par value of $.01. The preferred stock is classified as a current liability in the amount of $228,387 under the provisions of SFAS No. 150 as Company management expects the related investment to be liquidated by December 31, 2005.

The Company has restated its Form 10-KSB for the year ended December 31, 2004, for the purpose of reclassifying this transaction from preferred stock to current debt in order to comply with the provisions of SFAS No. 150. This adjustment and restatement increased current liabilities by $215,777 for year ended December 31, 2004, and decreased additional paid-in capital (equity) by the same amount. These amounts reflect the actual cash payments made by the preferred shareholders under the terms of the preferred stock subscription agreement through December 31, 2004.

EARNINGS PER SHARE
------------------

Earnings per share are based upon the weighted average shares outstanding, which were 6,472,464 for the three months ended June 30, 2005 and December 31, 2004. There are no dilutive shares.

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - REAL ESTATE INVESTMENTS

At June 30, 2005 and December 31, 2004, real estate investments consisted principally of 15.07 acres of development land in Washtenaw County, Michigan. Real estate investments were carried at the lower of cost or estimated realizable value at June 30, 2005 and December 31, 2004. Costs necessary to prepare the property for its intended use were capitalized during June 30, 2005 and December 31, 2004.

In December 2004, the Company entered into a contingent purchase agreement for the sale of the 15.07 acres of development land in Washtenaw County, Michigan. The sales price was $1,463,000 and the sale was contingent on the buyer satisfying due diligence in his sole discretion. In June 2005, the buyer determined that he was unable to satisfy certain development contingencies and the purchase agreement has expired. The Company is evaluating alternatives to realizing value from this investment, including continuing to work with the buyer to resolve the development contingencies, locating potential new buyers, and developing the property in some form of joint venture with outside investors. The carrying amount of the land on the accompanying balance sheet was $611,898 at both June 30, 2005, and December 31, 2004.

NOTE 3 - ADVANCES ON LOANS

The Company has a participation interest in certain loans made by the United States Department of Agriculture ("USDA"). Under an agreement with the USDA, the Company is required to advance certain expenses payable (e.g., taxes and insurance) in order to maintain the assets that secure the loans. The amounts shown on the balance sheet as a long term asset for advances on loans at June 30, 2005 and December 31, 2004, represent the remaining advances, which the Company does not expect to collect during 2005.

NOTE 4 - NOTE RECEIVABLE

                                              Current Asset   Long Term Asset     Current Asset     Long Term Asset
                                                 6/30/05          6/30/05           12/31/04           12/31/04
                                              -------------    -------------     --------------     ---------------
    Fusion RX note                                 $  5,851         $ 54,123            $ 5,851            $ 55,623
                                             ==============    =============     ==============     ===============

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

NOTE 5 - LOAN RECEIVABLE

                                                                    June 30,                    December 31,
                                                                     2005                           2004
                                                          ---------------------------      -----------------------
                                                               Cost        Fair Value       Cost         Fair Value
                                                          -----------     -----------     -----------    -----------
Loan receivable - Active Homes                              $ 712,180       $ 130,918       $ 712,180      $ 130,848
                                                          ===========     ===========     ===========    ===========

The above loan currently is in foreclosure and the Company does not expect that any proceeds will be received in 2005. As such, the loan is classified as a long term investment. The fair value is based on the estimated net proceeds allocated to the Company upon the sale of the related real estate.

NOTE 6 - INVESTMENTS

Investments consisted of the following:

                                                   June 30,    December 31,
                                                    2005           2004
                                                 ---------      ---------
      Investments accounted for under the
           equity method:
      Loop Process Systems common stock          $ 263,130      $ 278,900
      MessageWay Solutions common stock             20,610         56,278
                                                 ---------      ---------
                                                 $ 283,740      $ 335,178
                                                 ---------      ---------
      Securities available for sale:
      i2 Telecom common stock                    $  40,497      $  65,000
      City Fed preferred stock                      89,160         89,160
      University Bank stock                        126,750        144,800
                                                 ---------      ---------
                                                 $ 256,407      $ 298,960
                                                 ---------      ---------
      Total investments                          $ 540,147      $ 634,138
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

                                                                              Gross          Gross
                                                              Aggregate      unrealized    unrealized
                                                             fair value        gains         losses        Cost
                                                             ----------     -----------    ----------   ----------
For the three months ended June 30, 2005                       $322,950       $ 23,990       $    -       $298,960
For the six months ended June 30, 2005                         $256,407       $    -         $ 13,303     $269,710

i2 Telecom Common Stock

As of June 30, 2005, the Company holds 130,634 shares of i2 Telecom International, Inc. common stock. Up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company, pending the outcome of a third party lawsuit against i2 Telecom.

Effective April 22, 2004, the Company entered into an agreement with i2 Telecom pursuant to which it will pay i2 Telecom up to $60,000 for engineering and product development services. I2 Telecom will use these funds to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides the company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Due to various contingencies associated with this transaction, the Company's potential obligation related to the $60,000 has not been recorded on the accompanying financial statements.

Under the agreement, the Company will pay to i2 Telecom 60% of the "net revenue" we derive from marketing and sales of VOIP/fax devices and related services, with "net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, the Company will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. There were no sales during the period ended June 30, 2005.

At June 30, 2005 and December 31, 2004, the Company's investment in i2 Telecom common stock is recorded at fair market value based on the stock closing price on the OTC bulletin board.

Loop Process Systems, Inc. Common Stock

As of June 30, 2005, the Company owned 30% of Loop Process Systems, Inc.'s outstanding stock at an aggregate purchase price of $300,000. During the six months ended June 30, 2005, Loop recorded no sales and a loss of $52,638. At June 30, 2005, Loop had total assets of $197,449 and net equity of $171,085. The assets consisted primarily of Canadian Federal Research Tax Credits of approximately $87,000 and equipment of $106,449. The Company's investment is secured by all of Loop's assets, including the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials, which Loop currently anticipates will occur in the third quarter of 2005. The Company estimates that this security collateralizes approximately 70% of its equity investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral. The difference between the carrying value of the investment in Loop and the amount of underlying equity in the net assets of Loop at June 30, 2005, represents an intangible asset which has an unidentifiable life. The Company recorded a loss of $6,170 on its investment in Loop for the three months ended June 30, 2005.

The Company's investment in Loop common stock is accounted for under the equity method at June 30, 2005.

MessageWay Solutions, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. Effective August 3, 2004, BCE changed its name to MessageWay Solutions, Inc. ("MessageWay"). In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. Due to various contingencies associated with this transaction, the Company's potential obligation related to the $550,000 has not been recorded on the accompanying financial statements. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company recorded a loss of $33,233 on its investment in MessageWay for the three months ended June 30, 2005.

The Company's investment in MessageWay common stock is accounted for under the equity method at June 30, 2005.

Investments in University Bank and CityFed Preferred Stock

The Company accounts for investments of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Securities. At June 30, 2005, the Company's investments in University Bank stock and City Fed preferred stock were classified as available for sale and, as a result, were reported at fair value. Fair value for the Company's investment in University Bank stock was based on reported values on the NASDAQ Small Cap Market and fair value of the Company's investment in City Fed preferred stock was determined based on the net realizable value of liquidation of this investment. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity.

NOTE 7 - MORTGAGE PAYABLE

Mortgage payable consisted of the following:

                                                                                  June 30,      December 31,
                                                                                    2005            2004
                                                                                -----------     ------------
    Mortgage note payable, collateralized by a first mortgage on a real
    estate investment, interest only at 8% per annum                              $388,000        $388,000
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

NOTE 8 - NOTES PAYABLE

       Notes payable consisted of the following:
                                                                                  June 30,      December 31,
                                                                                     2005          2004
                                                                                ------------   ------------
      Demand  notes payable to Arete Management, 8% per annum, no
        monthly payments are required (See note 10)                                $ 165,692     $ 159,275
      Demand note payable to Stephen Lange Ranzini, Joseph Ranzini, and Angela
        Ranzini, secured by shares of I2 Telecom, University Bank stock, City
        Fed Financial preferred stock and 2,000 shares of West Pier stock, interest only payments at 12% per annum are due monthly
        (See Note 10).                                                               322,430       322,430
                                                                                   ---------     ---------
                                                                                   $ 488,122     $ 481,705
                                                                                   =========     =========

NOTE 9 - MINORITY INTEREST

The Company owns approximately 88.5% of the outstanding common stock of MBDC. Since the minority shareholder's share of MBDC's losses exceeded its interest in the capital of MBDC during fiscal 2004 and 2003, the excess loss has been charged against the Company's majority interest for the period ended June 30, 2005 and the year ended December 31, 2004.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $43,888 and $73,738, respectively, at June 30, 2005 and December 31, 2004. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

On December 29, 2004, the Company issued a promissory note in the principal amount of $322,430 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. The Company used the proceeds from the promissory note to repay the amounts remaining outstanding under a promissory note issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on December 31, 2005, and is collateralized by (a) all of the shares of West Pier Corporation, (b) the Company's line of credit with Michigan Business Development Company, and (c) the Company's interests in i2 Telecom, University Bancorp, Inc., and CityFed Financial Corp.

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

On June 3, 2005, the Company sold to Angela Lange Ranzini 15,000 shares of University Bank stock at $2.00 per share, which was the market value of the stock on that date. The Company realized a gain of $15,000 on the sale. Stephen Lange Ranzini, the Company's Chairman of the Board, is the brother of Angela Lange Ranzini. The Company holds 65,000 shares of University Bank stock following this sale.

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

Item 2.  Management's Discussion and Analysis

For a description of our company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three and six months ended June 30, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

Total revenue was $51,940 for the three months ended June 30, 2005, as compared with $24,797 for the three months ended June 30, 2004. Revenue in the three months ended June 30, 2005 consisted of (a) a one time gain on sale of investment of $15,000, (b) a $20,000 forfeited deposit on the sale of a real estate investment, (c) software licensing fees, and (d) interest income. Revenue in the three months ended June 30, 2004 consisted of interest income and software licensing fees.

We incurred interest expense of $20,501in the three months ended June 30, 2005, as compared with $19,050 in the three months ended June 30, 2004. Our interest expense for both periods was related to short-term debt on investments.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $149,635 for the three months ended June 30, 2005, as compared with $163,922 for the three months ended June 30, 2004. The decrease in costs was a result of lower loan cost for MBDC for the quarter.

We recorded no income tax expense for the three months ended June 30, 2005, and June 30, 2004. As of December 31, 2004, we had available net operating loss carry forwards totaling approximately $2,648,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(157,599), or $(0.02) per share, in the three months ended June 30, 2005, as compared with a net loss of $(158,175), or $(0.02) per share, in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004

Total revenue was $68,683 in the six months ended June 30, 2005, as compared with total revenue of $50,866 in the six months ended June 30, 2004. Revenue in the six months ended June 30, 2005 consisted of (a) a one time gain on sale of investment of $15,000, (b) a $20,000 forfeited deposit on the sale of a real estate investment, (c) software licensing fees, and (d) interest income. Revenue in the six months ended June 30, 2004 consisted of interest income and software licensing fees.

We incurred interest expense of $41,230 in the six months ended June 30, 2005, as compared with $30,600 in the six months ended June 30, 2004. Our interest expense for both periods was related to short-term debt on investments.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $258,169 for the six months ended June 30, 2005, as compared with $360,733 for the six months ended June 30, 2004.

We recorded no income tax expense for the six months ended June 30, 2005 and June 30, 2004. As of December 31, 2004, we have available net operating loss carryforwards totaling approximately $2,648,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(282,154), or $(.04) per share, in the six months ended June 30, 2005, as compared with a net loss of $(340,467), or $(0.05) per share, in the six months ended June 30, 2004.

Liquidity and Capital Resources

Our cash balance decreased from $89,750 at December 31, 2004 to $48,983 at June 30, 2005.

Our current liabilities increased from $1,153,572 at December 31, 2004 to $1,274,612 at June 30, 2005 as a result of an increase in accounts payable and accrued expenses. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $550,000 of the purchase price for MessageWay. Due to various contingencies associated with these transaction, we did not record the potential $610,000 of obligations on our financial statements for the quarter ended June 30, 2005.

Our company borrowed $322,430 from Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini and used the proceeds to repay the balance due to University Bank in December 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds from sales of certain of the assets that we acquired in the West Pier and MBDC transactions or by private equity or debt financings. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets that we acquired in the West Pier and MBDC transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

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

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses in the three and six months ended June 30, 2005, and for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of June 30, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We cannot predict whether or when we will ever derive a meaningful amount of revenue from the developmental software or from any other source. In addition, our strategic investments and other capital assets are illiquid and we may not be able to sell them in a timely manner or for an amount of proceeds that would enable our company to continue its operations as currently planned. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern will depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. We currently do not have any readily available source of significant financing. If we are unable to raise additional capital, we may be forced to discontinue our business. Our plans with regards to these matters are described in Note 11 to our financial statements included in this report on Form 10-QSB. Our consolidated financial statements do not include any adjustments that might result should our company be unable to continue as a going concern.

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

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness, as of June 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         Exhibit
         Number         Description
         -------        -----------
           31           Certification  pursuant to SEC Release No. 33-8238,
                        as adopted  pursuant to Section 302 of the  Sarbanes-
                        Oxley  Act of 2002.
           32           Certificate pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes Oxley
                        Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JOVE CORPORATION

Date:    September 6, 2005              /s/ Clifton S. Crockatt
                                        -------------------------------------
                                        Clifton S. Crockatt
                                        President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:    September 6, 2005              /s/ Dennis M. Agresta
                                        -------------------------------------
                                        Dennis M. Agresta
                                        Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

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


Date:  September 6, 2005             /s/ Clifton S. Crockatt
                                     ----------------------------------
                                     Clifton S. Crockatt
                                     President and Chief Executive Officer

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


Date:  September 6, 2005            /s/ Dennis M. Agresta
                                    ----------------------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer

                                                                 Exhibit 32

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: September 6, 2005       /s/ Clifton S. Crockatt
                                       -----------------------------
                                       Clifton S. Crockatt
                                       Chief Executive Officer



            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: September 6, 2005      /s/ Dennis M. Agresta
                                      ------------------------------
                                      Dennis M. Agresta
                                      Chief Financial Officer