Form 10QSB
period 2005-09-30
JOVE CORP
filed 2005-11-14
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the quarterly period ended September 30, 2005

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


                 3220 Coolidge Highway, Berkley, Michigan 48072
                    (Address of Principal Executive Offices)

                                 (248) 542-6111
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         if changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes___ No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at August 4, 2005, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X

                                JOVE CORPORATION
                                   FORM 10-QSB
                    For the quarter ended September 30, 2005

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - Financial Information

         Item 1.   Financial Statements
                  Consolidated Balance Sheets...........................      3
                  Consolidated Statements of Operations.................      4
                  Consolidated Statements of Cash Flows.................      5
                  Notes to the Consolidated Financial Statements........      6
         Item 2.   Management's Discussion and Analysis.................     11
         Item 3.   Controls and Procedures..............................     18

PART II - Other Information

         Item 1.   Legal Proceedings....................................     19
         Item 2.   Changes in Securities and Use of Proceeds............     19
         Item 3.   Defaults Upon Senior Securities......................     19
         Item 4.   Submission of Matters to a Vote of Security Holders..     19
         Item 5.   Other Information....................................     20
         Item 6.   Exhibits and Reports on Form 8-K.....................     20

Signatures..............................................................     21



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

+

PART I - FINANCIAL INFORMATION





Item 1 - Financial Statements
                                                     JOVE CORPORATION
                                               Consolidated Balance Sheets
                                   September 30, 2005 (Unaudited) and December 31, 2004

                                                                                 September 30,
                                                                                     2005                   December 31,
                                                                                  (Unaudited)                   2004
                                                                             ----------------------     ---------------------
ASSETS
Current assets:
Cash                                                                               $        60,481            $       89,750
Advances on loans                                                                          141,431                    12,095
Accounts receivable                                                                          9,000                         -
Investments (Note 6)                                                                        66,500                         -
Notes receivable (Note 4)                                                                    5,851                     5,851
Real estate investments (Note 2)                                                           680,798                   695,798
Other assets                                                                                 1,800                         -
                                                                                  -----------------         -----------------
      Total current assets                                                         $       965,861            $      803,494
                                                                                  -----------------         -----------------

Long term assets:
Investments (Note 6)                                                               $       442,658            $      634,138
Real estate investments (Note 2)                                                                 -                   130,848
Advances on loans (Note 3)                                                                       -                   103,916
Note receivable (Note 4)                                                                    53,623                    55,623
                                                                                  -----------------         -----------------
    Total long term assets                                                         $       496,281            $      924,525
                                                                                  -----------------         -----------------

    Total assets                                                                   $     1,462,142            $    1,728,019
                                                                                  =================         =================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable                                                                   $       180,495            $       56,071
Accrued expenses and other current liabilities                                              31,310                    12,019
Mortgage payable (Note 9)                                                                  388,000                   388,000
Mandatorily redeemable preferred stock                                                     235,381                   215,777
Notes payable (Note 8)                                                                     491,463                   481,705
                                                                                  -----------------         ----------------
     Total current liabilities                                                     $     1,326,649            $    1,153,572
                                                                                  -----------------         ----------------
Minority interest (Note 9)                                                         $             -            $            -
                                                                                  -----------------         ----------------

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value; Authorized: 15,000,000 shares;
     Issued and outstanding:   6,472,464 shares at September 30, 2005
   and
       December 31, 2004                                                           $     6,472,464            $    6,472,464
Accumulated other comprehensive income                                                       5,690                    64,800
Additional paid-in-capital                                                              23,511,215                23,511,215
Accumulated deficit                                                                    (29,853,876)             (29,474,032)
                                                                                   ----------------         ----------------
    Total stockholders' equity                                                             135,493                   574,447
                                                                                   ----------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY                                           $     1,462,142            $    1,728,019
                                                                                  =================         ================

The accompanying notes are an integral part of the consolidated financial statements.


                                      -3-



                                                 JOVE CORPORATION
                                       Consolidated Statements of Operations
                      For the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004
                                                    (Unaudited)

                                                     For the Three-Month Periods           For the Nine-Month Periods
                                                         Ended September 30,                   Ended September 30,
                                                             (Unaudited)
(Unaudited)
                                                   --------------------------------      -------------------------------

                                                         2005             2004                2005            2004
                                                   ----------------  --------------      --------------  ---------------

 REVENUES
   Gain on sale of investment                         $    30,000     $         -         $    45,000      $         -
   Interest income                                          2,682           9,037               3,366           26,884
   Market value adjustment on investments and loans       (62,018)         24,589             (62,018)          24,589
   Equity in earnings from affiliates                      30,568               -                   -                -
   Other revenue                                           16,500          16,500              69,500           49,520
                                                     -------------- ---------------      --------------   --------------

      Total revenues                                       17,732          50,126              55,848          100,993
                                                     -------------- ---------------      --------------   --------------

EXPENSES
  Interest on borrowed funds                               20,893          30,379              62,023           60,979
  Equity in losses from affiliates                              -          15,587              20,870           15,587
  General and administrative expenses                      94,530         111,803             352,799          472,535
                                                     -------------- ---------------      --------------   --------------

     Total expenses                                       115,423         157,769             435,692          549,101
                                                     -------------- ---------------      --------------   --------------

INCOME (LOSS) BEFORE FEDERAL                              (97,691)       (107,643)           (379,844)        (448,108)
  INCOME TAXES
FEDERAL INCOME TAX CREDIT                                       -                -                  -                 -
                                                     -------------- ---------------      --------------   --------------

NET INCOME (LOSS)                                     $   (97,691)    $  (107,643)        $  (379,844)     $  (448,108)
                                                     -------------- ---------------      --------------   --------------


Net income (loss) per common share
   (basic and diluted)                                $      (.02)    $      (.02)        $      (.06)     $      (.07)
                                                     ============== ===============      ==============   ==============

Weighted average shares outstanding                     6,472,464       6,472,464           6,472,464        6,472,464
   (basic and diluted)
                                                     ============== ===============      ==============   ==============


                 Comprehensive Loss

Net loss                                              $   (97,691)    $  (107,643)        $  (379,844)     $  (448,108)
Other comprehensive income (loss):
Market value adjustment on securities
  available for sale                                      (31,557)        (22,400)            (59,110)        (112,800)
                                                     -------------- ---------------      --------------   --------------

Comprehensive loss                                    $  (129,248)    $  (130,043)        $  (438,954)     $  (560,908)
                                                     ============== ===============      ==============   ==============
The accompanying notes are an integral part of the consolidated financial statements.


                                       -4-




                                                 JOVE CORPORATION

                                       Consolidated Statements of Cash Flows
                               For the Nine Months Ended September 30, 2005 and 2004

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      2005                2004

(Unaudited) (Unaudited)
                                                                                  --------------      --------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                $    (379,844)      $    (448,108)
Cash flows from operating activities:
    Gain on sale of investment                                                         (45,000)                  -
    Market value adjustment on investments and loans                                    62,018             (24,590)
    Loss on equity investments                                                          20,870              15,587
Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses                                             (1,800)              3,099
    Decrease in (increase) accounts receivable and accrued interest receivable          (9,000)            107,435
    Decrease (increase) in advances on loans                                           (25,420)                  -
    Increase (decrease) in accrued expenses and other liabilities                      153,473             (80,073)
                                                                                ----------------   -----------------

       Net cash used in operating activities                                          (224,703)           (426,650)
                                                                                ----------------   -----------------


CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investments                                           83,900                   -
Proceeds from sale of investments                                                       90,000
Payments for investments                                                                   (70)           (418,759)
Proceeds from loans                                                                      2,000
                                                                                ----------------   -----------------
   Net cash provided by (used in) investing activities                                 175,830            (418,759)
                                                                                ----------------   -----------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from mandatorily redeemable preferred stock                                    19,604              26,814
Payments of preferred dividends                                                              -             (97,500)
                                                                                ----------------   -----------------
   Net cash provided by (used in) financing activities                                  19,604             (70,686)
                                                                                ----------------   -----------------
   Net change in cash and cash equivalents                                             (29,269)           (916,095)

Cash and cash equivalents:
    Beginning of period                                                                 89,750             963,040
                                                                                ----------------   -----------------
    End of period                                                                $      60,481       $      46,945
                                                                                ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                       $           0       $      60,979
                                                                                ================   =================

    Cash received for interest                                                   $       3,366       $      26,884
                                                                                ================   =================



                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements include the accounts of Jove Corporation and its wholly or majority-owned subsidiaries West Pier Corporation, Michigan Business Development Company (formerly Michigan BIDCO, Inc.), Internet Money Corporation, and Innovative Business Systems, LLC (collectively, the "Company"). Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial statements as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results for such periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

REAL ESTATE INVESTMENTS
-----------------------

Real estate investments consisted of property acquired for development and sale at September 30, 2005 and December 31, 2004. Real estate investments were carried at the lower of cost or estimated net realizable value at September 30, 2005 and December 31, 2004. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. See Note 2 for additional information regarding the Company's real estate investments.

INTEREST INCOME
---------------

Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, and the fair value of the loan is reduced. The following table represents the non-accrual status loan at September 30, 2005 and December 31, 2004. In July 2005 the Company foreclosed on this loan. See Note 2. During the three months ended September 30, 2005 there was no cash received related to this loan. The average value of this loan approximates the ending value at September 30, 2005 and December 31, 2004, as follows:

                                   September 30, 2005        December 31,2004
                                 ----------------------     --------------------
                                   Cost      Fair Value     Cost      Fair Value
                                 -------     ----------    ---------  ----------
Total non-accrual status loans   $ -        $   -         $712,180      $130,848
                                 =======    ==========    ========     =========

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

REDEEMABLE PREFERRED STOCK
--------------------------

The Company's subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land after payoff of the land contract on the property. Under the terms of the preferred stock, after six months the shareholders have the option to convert the preferred stock into a pro rata portion of the underlying investment that West Pier holds in the development land. The preferred shareholders have a preference as to assets over the common stock in the event of voluntary or involuntary liquidation of West Pier. At September 30, 2005 and December 31, 2004, there were 100 shares issued and outstanding with a par value of $.01. The preferred stock is classified as a current liability under provisions of SFAS No. 150.

The Company has restated its Form 10-KSB for the year ended December 31, 2004, for the purpose of reclassifying this transaction from preferred stock to long term debt in order to comply with the provisions of SFAS No. 150. This adjustment and restatement increased long term debt and liabilities by $215,777 for year ended December 31, 2004, and decreased additional paid-in capital (equity) by the same amount. These amounts reflect the actual cash payments made by the preferred shareholders under the terms of the preferred stock subscription agreement through December 31, 2004.

EARNINGS PER SHARE
------------------

Earnings per share are based upon the weighted average shares outstanding, which were 6,472,464 for the three and nine months ended September 30, 2005 and 2004. There are no dilutive shares.

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONSOLIDATION
-------------

The financial statements were prepared on a consolidated basis with wholly or majority-owned subsidiaries West Pier Corporation and Michigan Business Development Company (formerly Michigan BIDCO, Inc.), which the Company acquired in December 2004. The September 30, 2004 Form 10-QSB was originally prepared without these subsidiaries. The consolidated statements of operations and cash flows for three and nine months ended September 30, 2004 have been restated to include these subsidiaries on a consolidated basis


NOTE 2 - REAL ESTATE INVESTMENTS

At September 30, 2005 and December 31, 2004, real estate investments consisted principally of 15.07 acres of development land in Washtenaw County, Michigan. In July 2005 the Company completed foreclosure of a 400,000 square foot industrial building in Lapeer County, Michigan. The Company holds a 20% interest in the property with the United States Department of Agriculture ("USDA") holding the remaining 80%.

Real estate investments were carried at the lower of cost or estimated realizable value at September 30, 2005 and December 31, 2004. Costs necessary to prepare the property for its intended use were capitalized during September 30, 2005 and December 31, 2004.

The Company is evaluating alternatives to realizing value from these investments, including continuing to resolve the development contingencies associated with the development land, locating potential new buyers for both properties, and developing one or both of the properties in some form of joint venture with outside investors. The carrying amount of the development land and the Company's 20% interest in the industrial building on the accompanying balance sheet was $680,798 at September 30, 2005, and $611,698 at December 31, 2004, respectively.

NOTE 3 - ADVANCES ON LOANS

The Company had a participation interest in two loans made by the USDA and the properties that served as security for the loans. In February 2005 the USDA sold the property that served as security for one of the loans and in July 2005 the Company foreclosed on the second loan. See Note 2. Under an agreement with the USDA, the Company is required to advance certain expenses payable (e.g., taxes and insurance) in order to maintain the properties that secured the loans. The amount shown on the balance sheet as a current asset for advances on loans at December 31, 2004, represents advances collected by the Company in March 2005 with respect to the property that was sold in February 2005. The amounts shown on the balance sheet as a long term asset for advances on loans at September 30, 2005 and December 31, 2004, represent the remaining advances, which the Company anticipates collecting within the next twelve months.

NOTE 4 - NOTE RECEIVABLE
                   Asset   Long Term Asset     Current Asset     Long Term Asset
                  9/30/05          9/30/05           12/31/04           12/31/04
               -------------    -------------     --------------     -----------
Fusion RX note $   5,851        $     53,623        $ 5,851           $   55,623
               =============    =============     ==============     ===========

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

NOTE 5 - LOAN RECEIVABLE
                                  September 30,               December 31,
                                      2005                        2004
                         ------------------------------------------------------
                                Cost    Fair Value       Cost        Fair Value
                               -----   -----------      --------     ----------
Loan receivable - Active Homes  $ -     $   -           $712,180     $130,848
                               -----   -----------      --------     ----------

The above loan was foreclosed in July 2005 and moved to real estate investments. See Note 2.

NOTE 6 - INVESTMENTS

Investments consisted of the following:

                                              Current Asset    Long Term Asset   Current Asset      Long Term Asset
                                                9/30/05          9/30/05           12/31/04           12/31/04
                                              ------------     --------------    ------------       ---------------
Investments accounted for under the equity method:
    Loop Process Systems common stock        $          -     $      262,759             -            $      278,900
    Messageway Solutions common stock                   -             51,549             -                    56,278
                                             -------------    --------------    -------------          --------------
                                             $          -     $      314,308             -            $      335,178
                                             -------------    -------------     -------------          --------------
    Securities available for sale:
    i2 Telecom common stock                  $          -     $       39,190    $        -            $       65,000
    City Fed preferred stock                            -             89,160    $        -                    89,160
    University Bank stock                          66,500                  -             -                   144,800
                                             ------------     --------------    ------------$         ---------------
                                             $     66,500     $      128,350             -            $      298,960
                                             ------------     --------------    ------------          ---------------
    Total                                    $     66,500     $      442,658             -            $      634,138
                                             ============     ==============    ============          ==============

Available-for-sale securities are reported at fair value with unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains, the cost of available-for-sale securities is based on specific identification. The company anticipates selling its remaining shares of University Bank stock in 2005 and has reclassified the stock to a current asset.

                                                                             Gross          Gross
                                                            Aggregate      unrealized    unrealized
                                                            fair value        gains         losses         Cost
                                                          --------------  ------------- -------------- --------
For three months ended September 30, 2005                   $194,850     $    5,690       $-0-       $   189,160
For year ended December 31, 2004                            $ 298,960    $   64,800       $-0-       $   234,160

i2 Telecom Common Stock

As of September 30, 2005, the Company holds 130,634 shares of i2 Telecom common stock. Up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company, pending the outcome of a third party lawsuit against i2 Telecom.

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

Under the agreement, the Company will pay to i2 Telecom 60% of the "net revenue" it derives from marketing and sales of VOIP/fax devices and related services, with "net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, the Company will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. There were no sales during the period ended September 30, 2005.

At September 30, 2005 and December 31, 2004, the Company's investment in i2 Telecom common stock is recorded at fair market value.

Loop Process Systems, Inc. Common Stock

As of September 30, 2005, the Company owned 30% of Loop's outstanding stock at an aggregate purchase price of $300,000. The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of the Dofasco demonstration trials, which Loop currently anticipates will occur in the fourth quarter of 2005. The Company estimates that this security collateralizes approximately 70% of its equity investment in Loop. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral. The Company recorded a loss of $371 on its investment in Loop for the three months ended September 30, 2005.

The Company's investment in Loop common stock is accounted for under the equity method at September 30, 2005.

MessageWay Solutions, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. Effective August 3, 2004, BCE changed its name to MessageWay Solutions, Inc. ("MessageWay"). In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price. Due to various contingencies associated with this transaction, the Company's potential obligation related to the $550,000 has not been recorded on the accompanying financial statements. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company recorded income of $30,939 on its investment in MessageWay for the three months ended September 30, 2005.

The Company's investment in MessageWay common stock is accounted for under the equity method at September 30, 2005.

Investments in University Bank and CityFed Preferred Stock

The Company accounts for investments of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Securities. At September 30, 2005 the Company's investments in University Bank stock and City Fed preferred stock were classified as available for sale and, as a result, were reported at fair value. Fair value for the Company's investment in University Bank stock was based on reported values on the Nasdaq Small Cap market and fair value of the Company's investment in City Fed preferred stock was determined based on the net realizable value of liquidation of this investment. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity.

NOTE 7 - MORTGAGE PAYABLE

Mortgage payable consisted of the following:

                                                 September 30,      December 30,
                                                    2005               2004
                                                 ------------      ------------
Mortgage note payable, collateralized by a
first mortgage on a real estate investment,
interest only at 8% per annum                      $388,000         $388,000
                                                 ============       ===========


The mortgage note payable is secured by the Company's interest in 15.07 acres of development land in Washtenaw County, Michigan and a commercial building in Escanaba, Michigan. The mortgage note payable matures on December 31, 2005. No principal payments are required until the mortgage note matures.


NOTE 8- NOTES PAYABLE

Notes payable consisted of the following:
                                                                                      September30,      December 31,
                                                                                        2005              2004
                                                                                     -----------      -------------
Demand notes payable to the Clare Family Trust and Angela
  Lange Ranzini, 8% per annum, no monthly payments are
  required (See Note 10)                                                             $  169,034       $    159,275
      Demand note payable to Stephen Lange Ranzini, Joseph
        Ranzini, and Angela Ranzini, secured by shares of I2 Telecom, University
        Bank stock, City Fed Financial preferred stock and 2,000 shares of West
        Pier stock,
        interest only payments at 12% per annum are due monthly (See Note 10)           322,430            322,430
                                                                                    -----------     --------------
                                                                                    $   491,463       $    481,705
                                                                                    ===========     ==============

NOTE 9 - MINORITY INTEREST

The Company owns approximately 88.5% of the outstanding common stock of MBDC. Since the minority shareholder's share of MBDC's losses exceeded its interest in the capital of MBDC during fiscal 2004 and 2003, the excess loss has been charged against the Company's majority interest for the period ended September 30, 2005 and the year ended December 31, 2004.

NOTE 10- RELATED PARTY TRANSACTIONS

The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $53,125 and $73,738, respectively, at September 30, 2005 and December 31, 2004. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

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

On March 14, 2000, West Pier Corporation issued promissory notes with a current balance of $169,034. The promissory notes are now held by Angela Lange Ranzini and the Clare Family Trust. Stephen Lange Ranzini, the Company's Chairman of the Board, is the brother of Angela Lange Ranzini and is the sole trustee of the Clare Family Trust. The promissory notes are demand notes that bear interest at 8% per annum and no monthly payments are required. The company has accrued interest on this note of $9,758 for the nine months ended September 30, 2005.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and liquidation of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has incurred significant losses during 2004 and the nine months ended September 30, 2005, and has an immediate need to obtain outside capital to fund ongoing operating expenses. In addition to the immediate need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $25 million of additional capital over the next two years to finance further development of the developmental software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which the Company may engage in the future.

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

Item 2.  Management's Discussion and Analysis

For a description of our company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three and nine months ended September 30, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

In June 2003, we sold a significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to acquire other businesses and to make strategic investments in other companies in a manner that we believe will provide us with revenue-generating opportunities. In December 2004, we acquired West Pier Corporation and Michigan Business Development Company, or "MBDC," in order to obtain the rights to certain developmental software. During 2004, we also acquired two other small companies and made strategic investments in other companies in order to obtain certain rights in other resources that we believe will be useful in commercializing the developmental software. We currently are focusing our resources on commercializing the developmental software and developing a network for Internet-based payments that will be supported by major banking institutions.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Total revenue was $17,732 for the three months ended September 30, 2005, as compared with $50,126 for the three months ended September 30, 2004. Revenue in the three months ended September 30, 2005 and 2004 consisted of interest income and software licensing fees. Revenue for the three months ended September 30, 2005 also included a one time gain on sale of investment of $30,000 and a provision for loan loss related to a real estate investment of $62,018.

We incurred interest expense related to short-term debt on investments of $20,893 in the three months ended September 30, 2005, as compared with $30,379 in the three months ended September 30, 2004.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $94,530 for the three months ended September 30, 2005, as compared with $111,803 for the three months ended September 30, 2004. The decrease in costs was a result of lower cost for legal expense offset by an increase in software development cost.

We recorded no income tax expense for the three months ended September 30, 2005, and September 30, 2004. As of December 31, 2004, we had available net operating loss carry forwards totaling approximately $2,648,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(97,691), or $(0.02) per share, in the three months ended September 30, 2005, as compared with a net loss of $(107,643), or $(0.02) per share, in the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 and 2004

Total revenue was $55,848 in the nine months ended September 30, 2005, as compared with total revenue of $100,993 in the nine months ended September 30, 2004. Revenue in the nine months ended September 30, 2005 consisted of (a) a one-time gain on sale of investment of $45,000, (b) a $20,000 forfeited deposit on the sale of a real estate investment, (c) software licensing fees, (d) interest income, and (e) provision for loan loss related to a real estate investment of $62,018. Revenue in the nine months ended September 30, 2004 consisted of interest income and software licensing fees.

We incurred interest expense of $62,023 in the nine months ended September 30, 2005, as compared with $60,979 in the nine months ended September 30, 2004. Our interest expense for both periods was related to short-term debt on investments.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $352,799 for the nine months ended September 30, 2005, as compared with $472,535 for the nine months ended September 30, 2004. The reduction was primarily a result of reduced loan cost in 2005 related to MBDC.

We recorded no income tax expense for the nine months ended September 30, 2005 and September 30, 2004. As of December 31, 2004, we have available net operating loss carryforwards totaling approximately $2,648,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(379,844), or $(.06) per share, in the nine months ended September 30, 2005, as compared with a net loss of $(448,108), or $(0.07) per share, in the nine months ended September 30, 2004.

Liquidity and Capital Resources

Our cash balance decreased from $89,750 at December 31, 2004 to $60,481 at September 30, 2005.

Our short-term debt increased from $1,153,572 at December 31, 2004 to $1,326,649 at September 30, 2005 as a result of an increase in accounts payable and accrued expenses. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $550,000 of the purchase price for MessageWay. Due to various contingencies associated with this transaction, we did not record the potential $550,000 obligation on our financial statements for the quarter ended September 30, 2005.

Our company borrowed $322,439 from Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini and used the proceeds to repay the balance due to University Bank in December 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds from sales of certain of the assets that we acquired in the West Pier and MBDC transactions or by private equity or debt financings. We cannot provide assurance, however, that we will be able to raise sufficient cash to repay the debt before it matures on December 31, 2005. If we are unable to repay the debt at maturity we will seek an extension of the loan from the holders of the debt. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets that we acquired in the West Pier and MBDC transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

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

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses in the nine months ended September 30, 2005, and for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of September 30, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We cannot predict whether or when we will ever derive a meaningful amount of revenue from the developmental software or from any other source. In addition, our strategic investments and other capital assets are illiquid and we may not be able to sell them in a timely manner or for an amount of proceeds that would enable our company to continue its operations as currently planned. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern will depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. We currently do not have any readily available source of significant financing. If we are unable to raise additional capital, we may be forced to discontinue our business. Our consolidated financial statements do not include any adjustments that might result should our company be unable to continue as a going concern.

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

Our technology may not work as anticipated or our system may not be scalable. If our technology does not work as expected or the network is not secure, we could lose money or fail. For example, previous attempts to develop "e-postage" or other systems for charging the senders of email have failed because there was no way to settle the transactions through the banking system. If our network is unable to provide a system for charging fees and settling transactions quickly, securely, and cost-effectively, then our proposed business will fail. In addition, the network will require highly reliable computers that are capable of processing large numbers of transactions on a continual basis. As the network grows, we will be required to scale the system to handle the increased volume of transactions. Any limitations on or failure in our ability to scale the systemile controlling costs will delay or stop the growth of our network, which would have a material adverse affect on our business,  financial condition,and operating results.

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

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting,
(ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2007, with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2007, that our internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act.

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

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness, as of September 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

Our management is aware that there is a lack of segregation of duties due to the small number of personnel dealing with general administrative and financial matters. Our management, however, has determined that, considering the personnel involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of addingpersonnel to clearly segregate duties does not justify the expenses associated with such increases.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not applicable.

Item 2. Changes in Securities.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits

         Exhibit
         Number       Description
         ------       ------------

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


                                         JOVE CORPORATION

Date:    November 11, 2005      /s/ Clifton S. Crockatt
                                ----------------------------------------------
                                Clifton S. Crockatt
                                President and Chief Executive Officer (Principal
                                Executive Officer)

Date:    November 11, 2005      /s/ Dennis M. Agresta
                                ------------------------------------------------
                                Dennis M. Agresta
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number        Description
-------       ------------

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

                                   EXHIBIT 21

                              LIST OF SUBSIDIARIES

Name                                                      State of Incorporation
----                                                      ----------------------

Michigan Business Development Company                             Michigan
West Pier Corporation                                             Michigan
Internet Money Corporation                                        Delaware
Innovative Business Systems, LLC                                  Michigan

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


Date:  November 11, 2005            /s/ Clifton S. Crockatt
                                     ----------------------------------
                                    Clifton S. Crockatt
                                    President and Chief Executive Officer

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




Date:  November 11, 2005            /s/ Dennis M. Agresta
                                    --------------------------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer

                                  Exhibit 32

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended September 30, 2005 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: November 11, 2005  /s/ Clifton S. Crockatt
                                  ----------------------------
                                 Clifton S. Crockatt
                                 Chief Executive Officer



            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: November 11, 2005    /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer