Form 10KSB
period 2005-12-31
JOVE CORP
filed 2006-04-17
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005
                         Commission file number 0-12123

                                JOVE CORPORATION
              (Exact name of Small Business Issuer in its Charter)


          Michigan                                     38-2459626
---------------------------                ----------------------------
(State or Other Jurisdiction of           I.R.S. Employer Identification Number)
Incorporation or Organization)

 3035 Oakshire, Berkley, Michigan                        48072
 --------------------------------                    -----------------
(Address of Principal Executive Offices)               (Zip Code)

             Telephone Number, Including Area Code: (734) 734-5858 Ext. 226

     Securities registered under to Section 12 (b) of the Exchange Act: None

                Securities registered under Section 12 (g) of the
                  Exchange Act: Common Stock, $1.00 par value
                                -----------------------------
                                      (Title of class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No |X|

     The registrant's revenue for the fiscal year ended December 31, 2005 was $189,201.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2005 was $0.00. This value is based upon the net book value per share of our company at December 31, 2005, which was utilized due to the lack of any current market for or significant trading of our company's common equity.

     As of December 31, 2005, there were 6,472,464 shares of registrant's common stock, $1.00 par value, outstanding.

     Documents incorporated by reference:  None

    Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No |X|

                                JOVE CORPORATION
                                   FORM 10-KSB
                      For the year ended December 31, 2005

                                TABLE OF CONTENTS
                                                                            Page

PART I       ..................................................................1


ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

ITEM 2.  DESCRIPTION OF PROPERTY...............................................4

ITEM 3.  LEGAL PROCEEDINGS.....................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4


PART II      ..................................................................5

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL
         BUSINESS ISSUER   PURCHASES OF EQUITY SECURITIES    ..................5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................5

ITEM 7.  FINANCIAL STATEMENTS.................................................15

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES................................................15

ITEM 8A.  CONTROLS AND PROCEDURES.............................................15

ITEM 8B.  OTHER INFORMATION...................................................15


PART III                                                                      16

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT...............16

ITEM 10.  EXECUTIVE COMPENSATION..............................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS  .......................................19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................20

ITEM 13.  EXHIBITS............................................................22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................23


SIGNATURES                                                                    24
FINANCIAL STATEMENTS.........................................................F-1

                             -----------------------

Forward-Looking Statements

This report on Form 10-KSB includes statements that constitute "forward-looking statements" under the federal securities laws. These forward-looking statements often are characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this annual report include, but are not limited to, (a) our ability to complete development of and to commercialize our developmental software; (b) our ability to raise all or a portion of the capital that will be required to commercialize the developmental software; and (c) our ability to continue as a going concern.

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

                                     PART I

ITEM 1. Description of Business.

Jove Corporation owns certain developmental software. We plan to commercialize this software and to develop a network for Internet-based payments and data interoperability incorporating federated identity management that will be supported by major banking institutions. Our current business strategy is to commercialize the developmental software as quickly as possible by forming industry collaborations in the Michigan healthcare industry to pilot the software. In addition, we are opportunistically managing a portfolio of investments to provide working capital to fund our operations while the pilot project is formed.

Our Business

In December 2004, we acquired 100% of the common stock of West Pier Corporation and approximately 88.5% of the common stock of Michigan Business Development Company, or "MBDC," formerly known as Michigan BIDCO, Inc. We had previously acquired 100% of the outstanding preferred stock of MBDC in March 2004. MBDC and West Pier had interests in certain developmental software, as described below. We acquired these companies in order to obtain the rights to the developmental software and position our company for future earnings potential from the developmental software. In addition, MBDC manages Northern Michigan Foundation, a $1.3 million loan fund, and some other assets, and West Pier owns a parcel of land in Washtenaw County, Michigan.

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

As currently designed, the developmental software will use a self-distributing or "viral" marketing concept. Recipients of e-mail sent through the network will be able to register through their banks in order to become members of the network. Once they join the network, users will be protected from spam, "phishing," and other scams because the network will identify whether or not incoming e-mail is from an authenticated user of the network and block e-mails from unauthenticated sources.

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

We own approximately 27.4% of the common stock of MessageWay Solutions, Inc. MessageWay provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications, even when the applications have incompatible data formats. We currently plan to use the MessageWay software in order to complete the development and commercialization of the developmental software.

We also own Innovative Business Systems, LLC, or "IBS." IBS is an approved IBM software development partner and, as such, receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. This relationship will enable us to develop the developmental software more economically than otherwise would be possible.

We believe that we will require approximately $10 million of additional cash or in-kind capital to fully develop and commercialize the developmental software over the next two years. We may obtain this capital in the form of cash, contribution of services and equipment from the targeted users of the software and other service providers, or both. We cannot provide assurance, however, that such additional capital will be available at all or, if available, that we will be able to obtain such additional capital on acceptable terms. The inability to obtain the additional capital that we require to fully develop and commercialize the developmental software or otherwise to fund our ongoing operations and growth strategy could have a material adverse affect on our business, operating results, and prospects.

Three patents were filed in connection with the developmental software prior to our acquisition of West Pier and MBDC. In connection with those acquisitions, we acquired certain rights to those patents. We currently own 75% of the rights to the first patent, 100% of the rights to the second patent, and 50% of the rights to the third patent. We plan to acquire the remaining rights to the first and third patents from the holders of those interests, so that we ultimately will own 100% of the intellectual property interests in the developmental software. We cannot provide assurance, however, that we will successfully acquire 100% of the patent rights in the developmental software. We are actively pursuing the patent applications with the U.S. Patent Office, but there is no assurance that any of the patents will be issued.

Other Acquisitions and Investments

In addition to the acquisitions that we made in order to acquire and commercialize the developmental software, during 2003 and 2004 we made the strategic investments described below.

i2 Telecom International, Inc.

We paid $65,000 for 130,634 shares of common stock of i2 Telecom International, Inc., a publicly traded company. i2 Telecom provides low-cost telecommunications services employing voice over Internet protocol, or "VOIP," technology. We made our investment in i2 Telecom primarily to enhance our ability to enter into revenue-generating marketing and distribution agreements with i2 Telecom with respect to certain of its VOIP products and services.

Effective April 22, 2004, we entered into an agreement with i2 Telecom pursuant to which we will pay i2 Telecom up to $60,000 to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides our company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Under the agreement, we will pay to i2 Telecom 60% of the net revenue we derive from marketing and sales of VOIP/fax devices and related services. Also under the agreement, we will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. In March 2005, we entered into an agreement with i2 Telecom under which we will serve as an authorized, non-exclusive sales agent for i2 Telecom's products and services. We cannot provide assurance, however, that we will derive a material amount of revenue from the VOIP/fax agreement, the sales agent agreement, or any other agreement with i2 Telecom. While i2 Telecom has engineered a working prototype of the VOIP/fax software, they have not yet decided to release this product to the market and therefore have not billed us for the engineering work. The VOIP/fax functionality may be incorporated into their new Digital Communications Portal service, which includes Internet chat and streaming video over Internet in addition to voice over Internet.

Subsequent to December 31, 2005, i2 Telecom won a legal dispute regarding their core technology. We will receive an additional 14,935 shares of i2 Telecom common stock provided the final result of that legal dispute is upheld (if an appeal is filed) or otherwise settled in i2 Telecom's favor.

Loop Process Systems, Inc.

We currently own 30% of the outstanding stock of Loop Process Systems, Inc., or "Loop," which is an environmental technology company that possesses technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. In connection with our purchase of Loop's stock, during 2004 we funded $250,000 as a component of project funding for a pre-commercialization demonstration trial of Loop's proprietary technology. The trials were substantially completed in 2005. However, the final phase of the trials, which consist of testing the recycled materials in actual, real-time steel making operations at Dofasco's integrated steel mill in Hamilton, Ontario, has been delayed until mid-2006. Dofasco is one of the largest steel making firms in North America.

CityFed Financial Corp.

We currently own approximately 17.6% of the senior preferred stock of CityFed Financial Corporation. As a result of a reorganization in late 2005 that split CityFed into two companies, our Chairman, Stephen Lange Ranzini, was elected President of CityFed. CityFed had approximately $400,000 in assets and shareholders' equity at December 31, 2005. CityFed's management intends to reorganize the capital stock of CityFed in a manner that will convert our senior preferred stock into approximately 17.5% of the common stock of CityFed. There is no assurance that the reorganization will be approved by the shareholders of CityFed.

Northern Michigan Foundation

MBRC has a management contract with Northern Michigan Foundation, a non-profit organization whose mission is economic development in northern Michigan. The Foundation makes loans to businesses and has assets of approximately $1,316,000. The Foundation is regulated under the U.S. Department of Agriculture's Intermediary Relending Program.

Future Strategic Opportunities

We are actively seeking other operating companies that we can acquire and operate, as well as other opportunities for strategic relationships or investments. We plan to use the proceeds from the sale of additional shares of common stock, debt, or combinations thereof to make such acquisitions and investments. We cannot provide assurance, however, that we will identify and consummate any acquisitions or investment opportunities in the future or thatany acquisitions or investments that we do make will be profitable for our company. See "Certain Risk Factors Affecting Our Business" included in Item 6,"Management's Discussion and Analysis."

Employees

Our company had no employees as of December 31, 2005. During 2005 and 2004, CCG Partners, LLC performed all day-to-day management functions for our company. CCG Partners is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer. See Item 12, "Certain Relationships and Related Transactions."

ITEM 2. Description of Property.

Our offices are housed within the offices of CCG Partners, LLC, which is owned by Clifton S. Crockatt, our President and Chief Executive Officer, and Dennis M. Agresta, our Chief Financial Officer. See Item 12, "Certain Relationships and Related Transactions."

ITEM 3. Legal Proceedings.

In January 2006, we settled a lawsuit, brought by a participating lender, related to a loan receivable. We agreed to pay $70,000 under this settlement, with payment contingent upon our sale of the assets to which the loan receivable relates.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

Our common stock currently is not traded on the OTC Bulletin Board, the over-the-counter "Pink Sheets," or otherwise. As a result, information regarding trading in our common stock is limited for the two years ended December 31, 2005. We currently are seeking one or more "market makers" that will make a market in our common stock on the OTC Bulletin Board. There can be no assurance, however, that a market for our common stock will ever develop. See "Certain Risk Factors Affecting Our Business" in Item 6, "Management's Discussion and Analysis."

As of December 31, 2005, there were 6,472,464 shares of common stock outstanding and approximately 2,500 holders of record of common stock.

We may pay dividends on our common stock if, as, and declared by our Board of Directors out of funds legally available therefor. The current policy of our Board of Directors is to retain any available earnings for use in the expansion of our business. Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

ITEM 6. Management's Discussion and Analysis.

For a description of our significant accounting policies and an understanding of the factors that influenced our performance during the year ended December 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the audited financial statements, including the related notes thereto, beginning on page F-1 of this report.

Summary of Selected Financial Data

The following table summarizes certain financial data derived from our audited financial statements for the years ended December 31, 2005 and 2004. Please see our complete financial statements, including the related notes thereto, beginning on page F-1 of this report.

                                                    Year Ended December 31,
                                                    -----------------------
                                                    2005              2004
                                                    ----              ----
Statement of Operations Data:
    Total revenues..............................$  189,201     $    113,169
    Interest expense................................83,083           74,792
    General and administrative expenses............698,804          525,373
    Net loss......................................(592,686)        (559,138)
    Net loss per share...........................   ($0.09)          ($0.09)

Balance Sheet Data:
    Cash........................................$   77,069     $     89,750
    Real estate investments........................611,898          695,798
    Total assets.................................1,339,313        1,728,019
    Bank loans, advances and other borrowings....1,124,726        1,085,482
    Stockholder's equity......................... (164,747)         574,447

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our company operated as a savings and loan holding company during the early and mid-1980's. Between 1986 and June 2003, we pursued a corporate restructuring plan in which we liquidated a portfolio of land contracts, developed and undeveloped real estate, and other assets. In June 2003, we sold a significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to acquire other businesses and to make strategic investments in other companies in a manner that we believe will provide us with revenue-generating opportunities.

Our current business strategy is to commercialize our developmental software as quickly as possible by forming industry collaborations in the Michigan healthcare industry to pilot the software. In addition, we are opportunistically managing a portfolio of investments to provide working capital to fund our operations while the pilot project is formed. We also plan to seek additional strategic business relationships with other companies that will provide us with revenue-generating opportunities. We cannot provide assurance, however, that we will be able to identify and consummate additional acquisition opportunities or strategic relationships or that any such transactions will be profitable.

Acquisitions Related to Our Developmental Software

On December 30, 2004, we acquired 100% of the common stock of West Pier and approximately 88.5% of the common stock of MBDC. Our strategic rationale for purchasing these companies was to obtain rights to the developmental software, complete development of the developmental software, and commercialize the developmental software. In addition, MBDC manages Northern Michigan Foundation, a $1.3 million loan fund, and some other assets, and West Pier owns a parcel of land in Washtenaw County, Michigan

Stephen Lange Ranzini, a director of our company, certain members of Mr. Ranzini's immediate family and University Bank, Inc. were the controlling shareholders of West Pier and MBDC. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank.

We issued an aggregate of 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 to acquire these companies. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until we receive revenue on the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full. Other provisions of the purchase agreement provide that our company must realize a certain minimum value from the liquidation of a group of assets and any shortfall will reduce the principal amount of the contingent and unsecured promissory notes. See Note 14 of our financial statements for additional details.

On March 24, 2004, we also issued a $600,000 promissory note to University Bank as the consideration for all of the outstanding preferred stock of MBDC. The $600,000 promissory note bore interest at 7.5% per annum, matured on December 31, 2004, and was secured by the purchased assets as well as our interests in i2 Telecom and Loop Process Systems.

On December 29, 2004, we issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. We used the proceeds from the promissory note to repay the amounts remaining outstanding under the promissory note we issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC. The promissory note bears interest at 12.0% per annum. The original promissory note matured on December 31, 2005, and was originally collateralized by (a) all of the shares of West Pier, (b) our line of credit with MBDC, and (c) our interests in i2 Telecom, University Bancorp, Inc., and CityFed Financial Corp. On March 29, 2006, we modified the promissory note to (a) extend the maturity date to June 30, 2006;
(b) provide that accrued but unpaid interest from April 1, 2005 to June 30, 2006, will be paid at maturity; and (c) change the collateral for the note by adding our interests in Loop Process Systems to the collateral and by removing from the collateral the line of credit with MBDC and our interests in University Bancorp, Inc.

On September 30, 2004, we acquired 100% of the outstanding stock of Internet Money Corporation, or "IMC" from Stephen Lange Ranzini. We paid $4,978 for the stock of IMC. We acquired IMC, which is inactive and has never had any operations, for tactical reasons in connection with our planned commercialization of the developmental software.

On September 30, 2004, we acquired 100% of the membership interests of Innovative Business Systems, LLC, or "IBS," from Christopher J. Weideman for $2,342. IBS is an approved IBM software development partner and as such receives steep discounts on the purchase of IBM hardware and software, including IBM software development tools. We acquired IBS for tactical reasons in connection with our planned commercialization of the developmental software. Following our acquisition of IBS, Mr. Weideman became our Chief Technology Officer.

We own approximately 27.4% of the common stock of MessageWay Solutions, Inc., or "MessageWay." MessageWay provides middleware software solutions that enable user companies to cost-effectively communicate with their customers' and suppliers' database and software applications without many of the frustrations and complexities that often are associated with business-to-business computer applications. We currently plan to use the MessageWay software as a component in the development and commercialization of the developmental software.

In connection with the acquisition of MessageWay common stock, our company and each of the other purchasers (a) pledged our respective shares of MessageWay stock as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay this additional $550,000. During 2005 a scheduled payment of $183,333 was made to reduce the balance of the note due. Due to various contingencies associated with this transaction, we did not record the potential $366,666 obligation on our financial statements for the years ended December 31, 2005 or 2004. We recorded a loss of $43,722 on our investment in MessageWay for the year ended December 31, 2004, and income of $45,757 on our investment in MessageWay for the year ended December 31, 2005.

Other Assets

As of December 31, 2005, we held 130,634 shares of common stock i2 Telecom International, Inc., a publicly traded company. Up to an additional 14,395 shares of i2 Telecom common stock may be issued to our company, pending the outcome of a third party lawsuit against i2 Telecom. As a result of a recent legal victory by i2 Telecom, we believe that these shares will be issued to our company in 2006. The shares of i2 Telecom common stock held by our company are "restricted securities" under applicable securities laws but can now be sold pursuant to Rule 144 under the Securities Act of 1933. We recorded no income or loss on our investment in i2 Telecom for the year ended December 31, 2004, and a loss of $56,509 on our investment in i2 Telecom for the year ended December 31, 2005.

We own 30% of the outstanding stock of Loop Process Systems, Inc., or "Loop," which is an environmental technology company that possesses proprietary technologies that address the recycling needs of steel producing, primary metals, secondary metals, and minerals industries. Loop is in the process of conducting a trial of their key technology at Dofasco, which operates a large integrated steel mill in Hamilton, Ontario, Canada. We recorded a loss of $21,100 on our investment in Loop for the year ended December 31, 2004, and a loss of $16,141 on our investment in Loop for the year ended December 31, 2005.

At December 31, 2005, we owned 15.07 acres of land in Washtenaw County, Michigan. This property was one of the assets held by West Pier when we acquired that company. During 2005, we held discussions with the City of Ypsilanti about gaining planning permission for approximately 130 condominium units on the property, but we have not yet submitted a formal plan for approval. See Note 3 to our audited financial statements for more information about this asset.

CityFed Financial Corp.

At December 31, 2005, we owned approximately 17.6% of the senior preferred stock of CityFed Financial Corporation. As a result of a reorganization in late 2005 that split CityFed into two companies, our Chairman, Stephen Lange Ranzini, was elected President of CityFed. CityFed had approximately $400,000 in assets and shareholders' equity at year-end 2005. CityFed's management intends to reorganize the capital stock of CityFed converting our senior preferred stock into approximately 17.5% of the common stock of CityFed.

Northern Michigan Foundation

MBDC has a management contract with Northern Michigan Foundation, a non-profit organization whose mission is economic development in northern Michigan. The Foundation makes loans to businesses and has assets of approximately $1,316,000 and a fund deficit of approximately $121,000. For 2005, the Foundation had a positive change in net assets of approximately $67,000 and since 2000 has increased its net assets from a deficit of approximately $300,000 to the current level. Subsequent to December 31, 2005, the Foundation was awarded a $50,000 micro-lending grant from the USDA which will reduce about 40% of the fund deficit. Currently, our staff is subsidizing the Foundation because MBDC reduced its monthly fee from $16,000 a month to $4,000 a month in 2000 when a $300,000 loan loss, which created the fund deficit, was incurred. We currently are not recovering our full costs of managing the Foundation. In the future, if the fund deficit is erased and the net assets of the Foundation rise to a positive amount, we can increase our management fee to fully recover the cost of our management services. There is no assurance that the Foundation will be able to increase its net assets or to erase the remaining fund deficit.

Results of Operations

Fiscal year ended December 31, 2005 compared with fiscal year ended December 31, 2004.

Total revenue for the year ended December 31, 2005, was $189,201 compared with revenue of $113,169 in the year ended December 31, 2004. Revenue in fiscal 2005 consisted principally of income from the sale of investments, other income related to software licensing fees, and market value adjustments on investments and loans. Revenue in fiscal 2004 consisted of interest income, other income related to software licensing fees, and market value adjustments on investments and loans. Market value adjustments related to securities classified as "available for sale" are recorded in comprehensive loss. Because (a) our revenue in fiscal 2005 was derived primarily from other income and (b) we only recently began efforts to commercialize the developmental software, we currently cannot provide any meaningful guidance with respect to the sources, timing, or amounts of revenue in fiscal 2006.

We incurred interest expense of $83,083 related to short term debt on investments, notes payable, and long term debt on real estate in fiscal 2005, as compared with interest expense of $74,792 related to short term debt on the acquisition of MBDC preferred stock, notes payable, and long term debt on real estate in fiscal 2004.

General and administrative expenses consist primarily of management fees and legal, accounting, and other professional fees. General and administrative expenses totaled $698,804 in fiscal 2005, as compared with $525,373 in fiscal 2004. The increase was primarily a result of an increase in software development fees. Towards the end of 2005, we closed our corporate office to reduce operating expenses. In addition, effective December 31, 2005, we decreased operating expenses again by ending payments of $15,000 a month to Chris Weideman, our Chief Technology Officer.

We recorded no income tax expense in fiscal 2005 or 2004. As of December 31, 2005, we have available net operating loss carryforwards totaling approximately $2,847,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(592,686), or $(0.09) per share, in fiscal 2005, as compared with net loss of ($559,138), or $(0.09) per share, in fiscal 2004.

Liquidity and Capital Resources

Our cash balance decreased from $89,750 at December 31, 2004, to $77,069 at December 31, 2005, primarily as a result of high general and administrative expenses and limited sources of operating revenues.

Our short-term debt increased from $1,085,482 at December 31, 2004 to $1,124,726 at December 31, 2005 as a result of an increase in mandatorily redeemable preferred stock and interest accrued on shareholder notes. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay Solutions, Inc.'s obligation to pay an additional $366,666 of the purchase price for MessageWay. Due to various contingencies associated with this transaction, we did not record the potential MessageWay related obligation on our financial statements for the years ended December 31, 2005 and 2004.

Our company borrowed $322,439 from Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini and used the proceeds to repay the balance due to University Bank in December 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds from sales of certain of the assets that we acquired in the West Pier and MBDC transactions or by private equity or debt financings. We cannot provide assurance, however, that we will be able to raise sufficient cash to repay the debt before it matures on June 30, 2006. If we are unable to repay the debt at maturity we will seek an extension of the loan from the holders of the debt. We also are seeking to raise additional capital by selling equity or debt securities and certain of the assets that we acquired in the West Pier and MBDC transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

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

In addition to our immediate need for capital to cover our ongoing operating expenses, we currently anticipate that we may require up to $10 million of additional capital over the next two years to finance further development of the developmental software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which we may engage in the future. There can be no assurance that such additional capital will be available at all or, if available, that we will be able to obtain such additional capital on acceptable terms. The inability to obtain additional capital that we require to fund our ongoing operations and growth strategy could have a material adverse affect on our business, operating results, and prospects. See "Certain Risk Factors Affecting Our Business," below, in this
Item 6.

New Accounting Standards

For a description of new accounting standards that affect our company, see Note 1 to our financial statements included in this report on Form 10-KSB.

Certain Risk Factors Affecting Our Business

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the value of our common stock to decline, with the loss of part or all of an investment in the common stock.

Our independent auditors have substantial doubt about our ability to continue as a going concern. We have had net losses for each of the years ended December 31, 2005 and 2004, and we have an accumulated deficit as of December 31, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. We cannot predict whether or when we will ever derive a meaningful amount of revenue from the developmental software or from any other source. In addition, our strategic investments and other capital assets are illiquid and we may not be able to sell them in a timely manner or for an amount of proceeds that would enable our company to continue its operations as currently planned. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern will depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. We currently do not have any readily available source of significant financing. If we are unable to raise additional capital,we may be forced to discontinue our business. Our plans with regards to these matters are described in Note 16 to our financial statements included in this report on Form 10-KSB. Our consolidated financial statements do not include any adjustments that might result should our company be unable to continue as a going concern.

We have a limited current operating history and there is no assurance that our company will achieve profitability. We have not generated a meaningful amount of operating revenue in recent years and we have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

o        lack of sufficient capital;

o unanticipated problems, delays, and expenses relating to acquisitions of other businessess or product development and mplementation;


o        lack of intellectual property;

o        licensing and marketing difficulties;

o        competition;

o        technological changes; and

o        uncertain market acceptance of our products and services.

As a result of our limited current operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning commercialization of the developmental software, potential acquisitions, capital investments, and future revenue, all of which are difficult to forecast accurately due to our company's current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Product development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

We will require significant infusions of additional capital to successfully develop and commercialize the developmental software. We believe that our available cash resources will satisfy our operating capital needs for only a limited period of time based upon our currently anticipated business activities. We currently anticipate that we will require approximately $10 million of cash or in-kind capital to fully develop and commercialize the developmental software over the next two years. Our need for additional capital to finance development of the software as well as our operations will be greater should, among other things, revenue or expense estimates prove to be incorrect. As disclosed elsewhere in this report, we have made certain strategic investments in the past and we may make other strategic investments, as well as acquisitions of other operating companies, in the future. Our current strategic investments are long-term in nature and any future strategic investments or acquisitions will be long-term in nature. As a result, we cannot be certain when these investments could provide our company with operating revenue or liquidity. We may require significant additional financing in the future in order to satisfy our cash requirements.

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

We may not be able to successfully develop a commercially viable micro-payment system. Previous attempts by others to develop micro-payment systems have failed, and we can provide no assurance that we will succeed where others have failed. We believe that previous attempts have failed because those developers were unable to create a system that fostered widespread adoption and usability in a short period of time. Until the system reaches a critical mass, potential users have little motivation to adopt the system. We are attempting to address this "chicken and egg" problem by developing a system that solves a major unmet need, such as automating healthcare payments and blocking junk email and that will be widely adopted by banks and other financial institutions, which will enable other users quickly and easily to adopt the system. We cannot provide assurance, however, that our assumptions regarding widespread adoption of the system will be correct or that we will successfully develop and market our system.

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

We will face a variety of risks associated with acquiring and integrating new business operations. The growth and success of our company's business will depend to a great extent on our ability to integrate the operations of businesses that we may acquire in the future. We cannot provide assurance that we will be able to

o        identify suitable acquisition candidates,

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

We depend on our current management team. Our company's success will depend to a large degree upon the skills of our current management team and advisors and upon our ability to identify, hire, and retain additional senior management, sales, marketing, technical, and financial personnel. We may not be able to retain our existing key personnel or to attract and retain additional key personnel. The loss of any of our current executives or advisors or the failure to attract, integrate, motivate, and retain additional key personnel in the future could have a material adverse effect on our company's business. We do not have "key person" insurance on the lives of any of our management team.

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

ITEM 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 8A.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company's management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures. Our company carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness, as of December 31, 2005, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission,and that there has been no significant change in such internal control or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

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

ITEM 8B.  Other Information.

Not applicable.

                                    PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers:

          Name                             Age       Position

          Stephen Lange Ranzini            41        Chairman of the Board
          Clifton S. Crockatt              52        President, Chief Executive
                                                     Officer, Secretary, and
                                                     Director
          Dennis M. Agresta                47        Chief Financial Officer
          Nicholas Fortson                 49        Senior Vice President
                                                     - Finance
          Christopher J. Weideman          44        Chief Technology Officer
          Richard J. Guziatek              73        Director

Stephen Lange Ranzini has served as our Chairman of the Board since December 2003. Mr. Ranzini currently serves as the Chairman and Chief Executive Officer of University Bancorp, Inc. Mr. Ranzini has served as a director of and held various senior management positions with University Bancorp since July 1988. Mr. Ranzini also has served as a director and President of MBDC, a community development lending organization, since December 2002 and as Treasurer since May 1993. In addition, Mr. Ranzini has served as (a) a director and President of Northern Michigan Foundation, a non-profit community development organization that shares common management with MBDC since December 2005 and also as Treasurer since December 1995; (b) President of CityFed Financial Corp., a former savings and loan company, since October 2005 and also as a Director since July 1991; and (c) a director of Newco Bancorp, a financial services company based in Toronto, Canada, since May 1997.

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

Nicholas Fortson has served as our Senior Vice President - Finance since May 2004. Mr. Fortson served as our Chief Financial Officer from December 2003 until May 2004. Mr. Fortson has served as Chief Executive Officer of University Bank in Ann Arbor, Michigan, since January 2004 and served as Chief Financial Officer of University Bank from May 2000 to January 2004. Prior to that, Mr. Fortson served as President of New South Africa Pizza Company from June 1996 to May 2000.

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

Richard J. Guziatek has served as a director of our company since April 1983. Mr. Guziatek was employed by Ford Motor Company from 1951 until his retirement in 1997. Mr. Guziatek also served as a Trustee of United States Mutual Real Estate Investment Trust from May 1972 until the Trust's merger with our company in August 1983.

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

Pursuant to LYRE's operating agreement, the members of LYRE have agreed to vote all of the shares held by LYRE in favor of director nominees designated by CCG Partners, on the one hand, and the members of LYRE other than CCG Partners (the "SR Group"), on the other hand. Under this agreement, CCG Partners and the SR Group will have the right, as between those groups, to designate an equal number of director nominees of our company. As a result of this agreement, Clifton S. Crockatt currently serves as CCG Partners' nominee to our Board of Directors and Stephen Lange Ranzini currently serves as the SR Group's nominee to our Board of Directors. This agreement, however, is not binding upon our company or its Board of Directors and LYRE will be able to designate persons to serve on our Board of Directors only for so long as LYRE's designees to the board are able to exert influence over the nomination process.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our company's equity securities to file reports disclosing ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we received during the year ended December 31, 2005, we believe that during such year our directors, executive officers, and persons who own more than 10% of our common stock complied with such filing requirements.

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

ITEM 10.  Executive Compensation.

The following table sets forth the total compensation for the fiscal years ended December 31, 2005, 2004, and 2003 paid to our Chief Executive Officer. Our company did not pay any of its other executive officers $100,000 or more during those periods.

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                       ---------------------------------------

Name and Principal Position            Year        Salary ($)(1)   Bonus ($)
---------------------------            ----        -------------   ---------
Clifton S. Crockatt, President,        2005        $ 53,000              0
   Chief Executive Officer, and        2004          48,000              0
   Secretary                           2003         182,425              0


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

Compensation Pursuant to Stock Options

No options were granted to any of our executive officers during the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2005, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of our officers, directors or employees.

Compensation of Directors

We did not compensate our directors for their services as directors during 2004 or 2005. CCG Partners, LLC managed all the activities of our company and provided corporate offices during 2005 and 2004. CCG Partners is jointly owned by Clifton S. Crockatt, our President and Chief Executive Officer and a director of our company, and Dennis M. Agresta, Chief Financial Officer. We also paid University Bank certain management and consulting fees in 2005 and 2004. Stephen Lange Ranzini, our Chairman of the Board, is Chairman and the controlling shareholder of University Bank. See Item 12, "Certain Relationships and Related Transactions."

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006, with respect to (a) each of our directors and executive officers, (b) all of the directors and executive officers as a group, and (c) any other person known by us to beneficially own more than five percent of our common stock:

                                             Shares Beneficially Owned
                                             -------------------------
Name (1)                                     Number               Percent
--------                                     ------               -------
Directors and Officers:
Stephen Lange Ranzini                        2,601,885(2)           40.2%
Clifton S. Crockatt                          2,601,885(3)           40.2%
Dennis M. Agresta                            2,614,460(4)           40.4%
Christopher J. Weideman                              0                *
Nicholas Fortson                                     0                *
Richard J. Guziatek                              3,015                *

All directors and executive officers
 as a group (six persons)                    2,617,475              40.4%

Non-Management 5% Beneficial Owners:
LYRE, LLC (5)                                2,601,885              40.2%
-----------------------------
* Less than 1% of the outstanding common stock.

(1) The address of each such person is c/o Jove Corporation, 3035 Oakshire, Berkley, Michigan 48072.
(2) Represents 2,601,885 shares held by LYRE, LLC, of which Mr. Ranzini is a member. See footnote 5. Mr. Ranzini disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in LYRE.
(3) Represents 2,601,885 shares held by LYRE, LLC. Mr. Crockatt is a 50% owner and managing member of CCG Partners, LLC, which is a member of LYRE. See footnote 5. Mr. Crockatt disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in CCG Partners, as a member of LYRE.
(4) Represents (a) 12,575 shares held by Mr. Agresta and (b) 2,601,885 shares held by LYRE, LLC. Mr. Agresta is a 50% owner and managing member of CCG Partners, LLC, which is a member of LYRE. See footnote 5. Mr. Agresta disclaims beneficial ownership of all shares of common stock held by LYRE except to the extent that his individual interest in such shares arises from his interest in CCG Partners, as a member of LYRE.
(5) The address of LYRE, LLC is 3035 Oakshire, Berkeley, Michigan 48072. In addition to Stephen Lange Ranzini, Clifton S. Crockatt, and Dennis M. Agresta, the following persons are members of LYRE (or in control of certain of the members of LYRE) and may be deemed to be the beneficial owner of the shares held by LYRE: CCG Partners, LLC, Newco Bancorp, Inc., Mildred Lange Ranzini, Dr. Angela Ranzini, Dr. Joseph Lange Ranzini IRA, Clare Children's Trust, Catherine Ranzini Clare, Clare Family Trust, Mildred Lange Ranzini Trust, and Paul Lange Ranzini. Each of such persons disclaims beneficial ownership of all shares held by LYRE except to the extent that his, her, or its individual interest in such shares arises from his, her, or its respective interest in LYRE. In addition, Dr. Angela Ranzini directly holds 214,869 shares of common stock and Dr. Joseph Lange Ranzini directly holds 87,296 shares of common stock. These shares are not reflected in the table above.

Equity Compensation Plan Information

We currently do not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions.

Consulting Services

CCG Partners, LLC managed the activities of our company and provided corporate offices for our company during 2005 and 2004. CCG Partners is jointly owned by Clifton S. Crockatt, our President and Chief Executive Officer and a director of our company, and Dennis M. Agresta, our Chief Financial Officer. Our company paid CCG Partners management and consulting fees totaling $53,000 in fiscal 2005 and $48,000 in fiscal 2004.

We paid University Bank management and consulting fees totaling $48,000 in fiscal 2005 and $48,000 in fiscal 2004. Stephen Lange Ranzini, our Chairman of the Board, is Chairman and the controlling shareholder of University Bank and Nicholas Fortson, our Senior Vice President - Finance, is Chief Executive Officer of University Bank.

Bank Deposits

We had funds deposited in University Bank, Ann Arbor, Michigan, totaling $69,930 at December 31, 2005 and $73,738 at December 31, 2004. Stephen Lange Ranzini, our Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

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

On December 29, 2004, we issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. Stephen Lange Ranzini is our Chairman of the Board and Joseph Lange Ranzini and Angela Lange Ranzini are Mr. Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matured on December 31, 2005, and is collateralized by (a) all of the shares of West Pier,
(b) our line of credit with MBDC, and (c) our interests in i2 Telecom International, Inc., University Bancorp, Inc., and CityFed Financial Corp. We used the proceeds from the promissory note to repay the amounts remaining outstanding under the promissory note we issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC. On March 29, 2006, we modified the promissory note to (a) extend the maturity date to June 30, 2006; (b) provide that accrued but unpaid interest from April 1, 2005 to June 30, 2006, will be paid at maturity; and (c) change the collateral for the note by adding our interests in Loop Process Systems to the collateral and by removing from the collateral the line of credit with MBDC and our interests in University Bancorp, Inc.

Contingent and Unsecured Promissory Notes Issued in Connection with Acquisitions

In connection with the acquisition of West Pier and MBDC, on March 24, 2004, we issued into escrow contingent and unsecured promissory notes totaling $923,846 to certain of the sellers of those companies, as follows:

                                                      Principal
                                                      amount of
                          Name                            notes
              ---------------------------             ---------
              Stephen Lange Ranzini                   $308,451
              Clare Family Trust (1)                   369,685
              Mildred Lange Ranzini                     32,609
              Mildred Lange Ranzini Trust (1)          213,101
                                                      ---------
                  Total                               $923,846
                                                      ========

            ------------------
              (1) Mr. Ranzini is a trustee of each of these trusts. Certain of Mr. Ranzini's immediate family members are beneficiaries of each of these trusts.

The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until we receive revenue on the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full. The notes were released from escrow on December 30, 2004, in connection with our closing of the West Pier and MBDC transactions. Refer to Note 14 of the financial statements for additional information related to this contingent note.

Common Stock Issued in Connection with Acquisitions

On March 24, 2004, we issued into escrow an aggregate 1,952,210 shares of common stock to the sellers of West Pier and MBDC in connection our acquisition of those companies, as follows:

                                                              Number of
                                                            shares of our
                         Name                               common stock
                         ----                               ------------
              Stephen Lange Ranzini                             793,152
              Clare Family Trust (1)                            306,374
              Mildred Lange Ranzini (2)                         320,107
              Mildred Lange Ranzini Trust (1)                    46,311
              Dr. Joseph Lange Ranzini (3)                      155,473
              Dr. Angela Ranzini (4)                            145,549
              Ranzini Family Trust (1)                           33,079
              University Bancorp, Inc. (5)                      152,165
                                                            -----------
                  Total                                       1,952,210
                                                              =========
            ------------------
(1) Mr. Ranzini is a trustee of each of these trusts. Certain of Mr. Ranzini's immediate family members are beneficiaries of each of these trusts.
(2)      Mr. Ranzini's mother.
(3)      Mr. Ranzini's brother.
(4)      Mr.Ranzini's sister.
(5) Mr. Ranzini is controlling shareholder and Chairman of University Bancorp, Inc.

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

Other Acquisitions from Directors and Officers

On March 14, 2000, West Pier Corporation issued promissory notes with a current balance of $172,441. The promissory notes are now held by Angela Lange Ranzini and the Clare Family Trust. Stephen Lange Ranzini, the Company's Chairman of the Board, is the brother of Angela Lange Ranzini and is the sole trustee of the Clare Family Trust. The promissory notes are demand notes that bear interest at 8% per annum and no monthly payments are required. Our company has accrued interest on this note of $13,166 for the year ended December 31, 2005 and $16,478 for year ended December 31, 2004.

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

ITEM 13. Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number        Description

    3.1       Restated Articles of Incorporation of Jove Corporation (Restated
              as of June 1, 2004) (1)
    3.2       Amended and Restated Bylaws. (2)
    4.1       Form of Common Stock certificate. (2)
   10.10      Product Development and Distribution Rights Agreement dated
              April 22, 2004, between the Registrant and i2 Telecom
              International, Inc. (1)
   10.11      Guaranty dated May 28, 2004, executed by the Registrant in favor of BCE Emergis, Inc. (1)
   10.12      Pledge Agreement dated May 28, 2004, between the Registrant and
              BCE Emergis, Inc. (1)
   10.13      Stock Transfer Agreement dated March 24,2004,among the registrant,
              Lyre, LLC, CCG Partners, LLC, and the shareholders of Michigan
              Business Development Company and West Pier Corporation.3)
   10.14      Preferred Stock Purchase Agreement dated March 24, 2004, between the registrant and University Bank. (3)
   10.15(a)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $308,450.82, issued to Stephen Lange
              Ranzini. (3)
   10.15(b)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $369,685.25, issued to Clare Family Trust.
              (3)
   10.15(c)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $32,609.08, issued to Mildred Lange
              Ranzini. (3)
   10.15(d)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $213,100.85, issued to Mildred Lange
              Ranzini Trust. (3)
   10.16      Promissory Note dated March 24, 2004, in the principal amount of
              $600,000, issued to University Bank (3)
   10.17      Security Agreement dated March 24, 2004, between the registrant, as debtor, and University Bank, as secured party (3)
   10.18      Promissory Note dated December 29, 2004, in the principal amount of $322,429.47, issued to Stephen Lange Ranzini, Joseph Lange
              Ranzini, and Angela Ranzini (3)
   10.19      Modification Agreement dated March 29, 2006, with respect to the
              Promissory Note dated December 29, 2004, in the principal amount of $322,429.47.
     21       List of Subsidiaries
     31       Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32       Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
   ---------------------
   (1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004, as filed on

   August 13, 2004.
   (2) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31,2003, as filed on April 1, 2004.
   (3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 29, 2004, as filed on January 5, 2005.

ITEM 14.  Principal Accountant Fees and Services.

The firm of Freedman & Goldberg, CPAs, P.C. ("Freedman & Goldberg") audited our consolidated financial statements for the year ended December 31, 2005. The firm of Virchow, Krause & Company, LLP ("Virchow, Krause") audited our consolidated financial statements for the year ended December 31, 2004. The following table sets for the amounts we have paid or expect to pay to Freedman & Goldberg and Virchow, Krause in connection with the following services:



                                                      2005            2004
                                                      ----            ----
        Audit Fees                                  $70,581         $62,711
        Audit Related Fees                                -               -
        Tax Fees                                          -               -
        All Other Fees                                    -               -

Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. [We did not pay any fees to Freedman & Goldberg or Virchow, Krause & Company, LLP, during 2004 and 2005 other than the audit fees described above.]

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

                                               JOVE CORPORATION


Dated: April 14, 2006                      By: /s/ Clifton S. Crockatt
                                           -----------------------------------
                                           Clifton S. Crockatt
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Capacity                      Date
---------                                --------                      ----
/s/ Stephen Lange Ranzini                Chairman of the Board    April 14, 2006
------------------------------------
Stephen Lange Ranzini

/s/ Clifton S. Crockatt                  President,               April 14, 2006
-------------------------------------    Chief  Executive  Officer,and Director
Clifton S. Crockatt                      (Principal   Executive Officer)

/s/ Dennis M. Agresta                    Chief  Financial         April 14, 2006
 -------------------------------------   Officer   (Principal  Financial and
Dennis M. Agresta                        Accounting Officer)

                                         Director                 April 14, 2006
-------------------------------------
Richard J. Guziatek

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Reports of Independent Registered Public Accounting Firms....................F-2

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations and Comprehensive Loss.................F-5

Consolidated Statements of Changes in Stockholders' Equity...................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                               FREEDMAN & GOLDBERG

                          CERTIFIED PUBLIC ACCOUNTANTS

                           A PROFESSIONAL CORPORATION

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ERIC  W.  FREEDMAN                        31150 NORTHWESTERN HIGHWAY, SUITE 200
MICHAEL  GOLDBERG                               FARMINGTON HILLS, MICHIGAN 48334
DAVID  C.  GREIP                                         (248) 626-2400
JULIE  A.  CHEEK                                      FAX: (248) 626-4298
WILLIAM  A.  MARSHALL
AMY  S.  JACKNOW
GLORIA  K. MOORE
JUDITH A. COOPER



               Report of Independent Registered Public Accountant

To the Board of Directors
Jove Corporation and Subsidiaries
3035 Oakshire
Berkley, MI  48072

We have audited the accompanying consolidated balance sheets of Jove Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Jove Corporation and Subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered ongoing losses from operations since its inception. These losses, as well as the uncertain conditions that the Company faces relative to its ongoing debt and equity fund-raising efforts, raise substantial doubt abut the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The financial statements for the year ended December 31, 2004 were audited by other auditors, and they expressed an unqualified opinion in their report dated April 7, 2005. They have not performed any auditing procedures since that date with the exception of Note 1 in their amended report dated August 2, 2005.

Respectfully,

/s/ Freedman & Goldberg

Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Stockholders, Audit Committee and Board of Directors
Jove Corporation and Subsidiaries
Berkley, Michigan

We have audited the accompanying consolidated balance sheets of Jove Corporation and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jove Corporation and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred significant losses in 2004 and requires outside capital in order to fund ongoing operating expenses and to finance its developmental software. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependant on obtaining this financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company has restated its balance sheet as of December 31, 2004 and the related statements of stockholders' equity and cash flow for the years then ended to change the classification of mandatorily redeemable preferred stock from stockholder's equity to a liability.

/s/ Virchow, Krause & Company, LLP

Bingham Farms, Michigan
April 7, 2005 (Except as to Note 1, as to which the date is August 2, 2005)

                                JOVE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                                          December 31,
                                                         -------------
                                                      2005          2004
                                                 -------------  ------------
Current assets:
Cash                                            $      77,069    $   89,750
Advances on loans  (Note 4)                           146,826        12,095
Notes receivable  (Note 5)                              2,683         5,851
Real estate investments (Note 3)                      611,898       695,798
Prepaid expenses and other assets                       1,800             -
                                                -------------   ------------
     Total current assets                       $     840,276    $  803,494
                                                -------------   ------------

Long term assets:
Investments (Note 7)                            $     442,246   $   634,138
Loans receivable (Note 6)                                -          130,848
Advances on loans  (Note 4)                              -          103,916
Notes receivable (Note 5)                              56,791        55,623
                                                -------------   ------------
     Total long term assets                     $     499,037   $   924,525
                                                -------------   ------------
     Total assets                               $   1,339,313   $ 1,728,019
                                                =============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Accounts payable                                $     229,890   $    56,071
Accrued expenses and other current liabilities        149,444        12,019
Mortgage payable (Note 8)                             388,000       388,000
Mandatorily redeemable preferred stock (Note 12)      241,855       215,777
Notes payable (Note 9)                                494,871       481,705
                                                -------------   -----------
         Total current liabilities              $   1,504,060   $ 1,153,572
                                                -------------   -----------

Minority interest (Note 12)                     $          -    $         -
                                                -------------   -----------

STOCKHOLDERS' EQUITY

Common stock, $1 par value
    Authorized, 15,000,000 shares
    Issued and outstanding: 6,472,464 shares
    at December 31, 2005 and 2004               $  6,472,464    $ 6,472,464
Preferred stock (See Note 1)                               -             -
Accumulated other comprehensive income               (81,708)        64,800
Additional paid-in capital                        23,511,215     23,511,215
Accumulated deficit                              (30,066,718)   (29,474,032)
                                                -------------   ------------
     Total stockholders' (deficit) equity           (164,747)       574,447
                                                -------------   -----------
     Total liabilities and stockholders' equity $  1,339,313    $ 1,728,019
                                                ============    ===========



          See accompanying notes to consolidated financial statements

                                JOVE CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                  Year Ended December 31,
                                                  ------------------------
                                                   2005                 2004
                                                 ---------         -----------
REVENUES

Net income (loss) from equity investments        $  29,616         $  (72,142)
Market value adjustment on investments and loans         -             24,590
Interest income from sale of investments            69,000                  -
Interest income                                      1,085             22,559
Other                                               89,500             66,020
                                                 ---------         -----------
         Total revenues                            189,201             41,027
                                                 ---------         -----------

EXPENSES

Interest on borrowed funds                          83,083             74,792
General and administrative                         698,804            525,373
                                                 ---------         -----------
         Total expenses                            781,887            600,165
                                                 ---------         -----------

Loss before federal income taxes                  (592,686)          (559,138)

Federal income tax expense (Note 11)                    --                 --
                                                 ---------         -----------

Loss before minority interest                     (592,686)          (559,138)
                                                 ---------         -----------

Minority interest                                       --                  --
                                                 ---------         -----------

Net loss                                         $(592,686)        $ (559,138)
                                                 ----------        -----------

Preferred dividend                                      --              7,500
                                                 ----------        -----------


Net loss applicable to common shareholders       $(592,686)        $ (566,638)
                                                 ==========        ============


Net loss applicable to common shareholders-
basic and diluted                                $    (.09)        $    (.09)
                                                 ===========       ===========


Weighted average shares outstanding               6,472,464          6,472,464
                                               ==============    =============

COMPREHENSIVE LOSS

Net loss                                         $ (592,686)       $  (559,138)
Other comprehensive loss:
      Market value adjustment on available
      for sale securities                          (146,508)           (62,400)
                                                 -----------       ------------

Comprehensive loss                               $ (739,194)       $  (621,538)
                                                 ===========       =============



          See accompanying notes to consolidated financial statements



                                JOVE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                     Accumulated
                                                                           Other
                                   Common       Preferred     Comprehensive       Additional         Accumulated
                                    Stock         Stock       Income (loss)    Paid-in-Capital         Deficit            Total
                                -----------     ----------    --------------   ----------------     ---------------     ------------

Balance at January 1, 2004      $6,472,464      $  600,000    $     127,200    $    23,511,215      $  (28,907,394)    $  1,803,485
Preferred dividends                                                                                          (7,500)         (7,500)
 Redemption of preferred stock
  in exchange for note payable                    (600,000)                                                                (600,000)
 Unrealized loss on marketable
   securities                                                       (62,400)                                               (62,400)
 Net loss for year ended
  December 31, 2004                                                                                       (559,138)        (559,138)
                                -----------     ----------    --------------   ----------------     ---------------    -------------
Balance at December 31, 2004    $6,472,464      $        0    $      64,800    $    23,511,215      $  (29,474,032)    $    574,447
                                ===========     ==========    ==============   ================     ================   =============
Sale of marketable securities                                       (66,750)                                                (66,750)
 Unrealized loss on marketable
 securities                                                         (79,758)                                                (79,758)
 Net loss for year ended
  December 31, 2005                                                                                       (592,686)        (592,686)
                                -----------     ----------    --------------   ----------------     ---------------    -------------
Balance at December 31, 2005    $6,472,464      $        0    $     (81,708)   $    23,511,215      $  (30,066,718)    $   (164,747)
                                ===========     ==========    ==============   ================     ================   =============


          See accompanying notes to consolidated financial statements


                                JOVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   Year Ended December 31,
                                                                                  --------------------------
                                                                                     2005               2004
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                         $ (592,686)       $ (559,138)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Market value adjustment on investment and loans                                       -           (24,590)
    Net (gain) on disposal of property and equipment                                      -                 -
    Equity (income) losses from investments                                         (29,616)           72,142
    Net realized gains on sale of securities                                        (69,000)                -
Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                              (30,815)          112,440
    Decrease (increase) in prepaid expenses                                          (1,800)            3,975
    Increase (decrease) in accounts payable                                         173,819          (126,500)
    Decrease in accrued expenses and other liabilities                              137,426           (53,633)
                                                                                 -----------       -----------
           Net cash used in operating activities                                   (412,672)         (575,304)
                                                                                 -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                                        144,000                 -
Payments for investments                                                                  -         (407,320)
Proceeds from sale of real estate investments                                        83,900                 -
Payments for real estate investments                                                      -           (11,438)
Proceeds from loans                                                                 132,847           450,500
                                                                                 -----------       -----------
           Net cash provided by investing activities                                360,747            31,742
                                                                                 -----------       -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from long-term debt                                                              -           334,120
Payments of preferred dividends                                                           -           (97,500)
Repayment of long-term debt                                                               -          (600,000)
Proceeds from loan payable - related party                                           13,166                 -
Proceeds from equity contributions                                                   26,078            33,652
                                                                                 -----------       -----------
           Net cash provided by (used in) financing activities                       39,244         ( 329,728)
                                                                                 -----------       -----------
Net increase (decrease) in cash                                                     (12,681)         (873,290)
Cash at beginning of year                                                            89,750           963,040
                                                                                 -----------       -----------
Cash at end of year                                                              $   77,069        $   89,750
                                                                                 ==========        ===========

                        SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest                                                           $   40,892        $   74,070
                                                                                 ==========        ==========

             SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    During the year ended December 31, 2004, Jove Corporation issued a note payable in the amount of $600,000 in connection with the redemption of preferred stock.

    During the year ended December 31, 2005, notes payable increased $13,166 due to the addition of accrued interest to principal


          See accompanying notes to consolidated financial statements

                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Jove Corporation and it's wholly or majority-owned subsidiaries West Pier Corporation, Michigan Business Development Company (formerly Michigan BIDCO, Inc.), Internet Money Corporation, and Innovative Business Systems, LLC (collectively, the "Company")). Significant intercompany accounts and transactions have been eliminated.

In December 2004, the Company completed the acquisitions of Michigan Business Development Company ("MBDC") and West Pier Corporation ("West Pier"). In accordance with Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," the Company's financial statements have been restated to reflect the acquisitions MBDC and West Pier as though they had occurred on January 1, 2004 (See Note 2).

NATURE OF OPERATIONS

Jove Corporation operated as a savings and loan holding company during the early and mid-1980's. Between 1986 and June 2003, the Company pursued a corporate restructuring plan in which it liquidated a portfolio of land contracts, developed and undeveloped real estate, and other assets. In June 2003, the Company sold a significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of its common stock, to acquire other businesses and to make strategic investments in other companies in order to provide the Company with revenue-generating opportunities. The Company's current business strategy is to commercialize its developmental software as quickly as possible by forming industry collaborations in the Michigan healthcare industry to pilot the software. In addition, the Company is opportunistically managing a portfolio of investments to provide working capital to fund its operations while the pilot program is formed.

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

REAL ESTATE INVESTMENTS

Real estate investments consisted of property acquired for development and sale at December 31, 2005 and 2004. Real estate investments were carried at the lower of cost or estimated net realizable value at December 31, 2005 and 2004. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. See Note 3 for additional information regarding the Company's real estate investments.

RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due.

INTEREST INCOME

Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, and the fair value of the loan is reduced. The following table represents non-accrual status loans at December 31, 2005 and 2004. During the year ended December 31, 2005 and 2004, there was no cash received related to these loans. The average value of these loans approximates the ending value at December 31, 2005 and 2004:

                                          2005                      2004
                                 ---------------------       ------------------
                                 Cost         Fair Value     Cost     Fair Value
                                 ---------    ----------     -------- ----------
Total  non-accrual status loans  $ 607,679    $        -     $712,180   $130,848
                                 =========    ==========     ========  =========

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

REDEEMABLE PREFERRED STOCK

The Company's subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land. The preferred shareholders have a preference as to assets over the common stock in the event of voluntary or involuntary liquidation of West Pier. At December 31, 2005 and 2004, there were 100 shares issued and outstanding with a par value of $.01.

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

EARNINGS PER SHARE

In accordance with SFAS 141, "Business Combinations," the Company's financial statements have been restated to reflect the acquisitions of MBDC and West Pier as though they had occurred on January 1, 2004. Accordingly, earnings per share are based upon the weighted average shares outstanding, which were 6,472,464 for the years ended December 31, 2005 and 2004.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2004, the FASB reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which provides that contingently convertible debt instruments will be subject to the if-converted method under SFAS 128 "Earnings Per Share," regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective for EITF Issue 04-8 is for reporting periods ending after December 15, 2004, and requires the restatement of diluted earnings per share for all periods presented. The effect on this consensus did not have an impact on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43 Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and handling costs may be so abnormal to require treatment as current period charges..." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. This statement will not have an impact on the Company as it currently does not hold inventory.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff
Positions: FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No 107, "Share Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management currently is evaluating the impact that SAB 107 will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position of results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operation or financial position.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was a replacement of FASB Statement No.
125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company currently is evaluating the impact that SFAS No. 155 will have on its financial statements, if any.

NOTE 2 - BUSINESS COMBINATION

In December 2004, the Company acquired 100% of the common stock of West Pier and approximately 88.5% of the common stock of MBDC, formerly known as Michigan BIDCO, Inc., by issuing 1,952,210 shares of common stock and contingent and unsecured promissory notes totaling $923,846 to acquire these companies. The contingent and unsecured notes have a ten-year term and bear interest at 7.5% per annum. The terms of these notes defer payments and accrual of interest until revenue in recognized related to the developmental software, at which time 50% of any revenue derived from the developmental software will be used to pay the outstanding principal and any accrued interest until the notes are paid in full. Due to the uncertainty related to the recognition of revenue generated by the developmental software, the contingent and unsecured notes have not been recorded on the accompanying financial statements. No in-process research and developmental costs related to the software was recognized as a result of this transaction. Future research and development costs necessary to develop the software are expensed as they are incurred.

The acquired entities are deemed to be entities under common control and therefore this business combination has been recorded as an exchange of shares between entities under common control consistent with the common control provisions of SFAS 141 (manner similar to a pooling of interests). Therefore, the net assets received in exchange for the 1,952,210 shares of common stock issued were recorded at historical costs as if the combination occurred at the earliest date of the periods presented (January 1, 2004). Details regarding the related contingent note are disclosed in Note 14. The following are the consolidating balance sheet and income statement for the year ended December 31, 2004.


                                                     BALANCE SHEET
                                                   DECEMBER 31, 2004

                                                                                Record
                                                                               Purchase
                                                                              Accounting
                                                                               West Pier
                                                                                  and
                                        Jove       West Pier      Michigan     Michigan     Elimination
                                    Corporation   Corporation   BIDCO Inc.    BIDCO Inc.      Entries     Consolidated
                                    -----------   -----------   ----------    ----------    -----------   ------------
ASSETS
Cash                                $    86,755   $        -    $    2,995    $        -    $         -   $     89,750
Advances on loans                             -            -       116,011             -              -        116,011
Notes receivable                        200,213        96,474            -             -       (235,213)        61,474
Loans receivable                              -             -      130,848             -              -        130,848
Real estate investments                       -       611,898       83,900             -              -        695,798
Investments                           1,000,178       233,960            -             -       (600,000)       634,138
                                    ------------  -----------   ----------    ----------    -----------   ------------
TOTAL ASSETS                        $  1,287,146  $   942,332   $  333,754   $         -    $  (835,213)  $  1,728,019
                                    ============  ============= ===========   ==========    ============= ============

LIABILITIES
Accounts payable                    $     13,500  $    22,290   $   20,281   $         -    $          -  $     56,071
Accrued expenses                             212          512       11,295             -               -        12,019
Mortgage payable                               -      388,000            -             -               -       388,000
Note payable                             322,429      160,276      234,213             -        (235,213)      481,705
                                    ------------- --------------------------  ----------    -------------- -----------
Total liabilities                        336,141      571,078      265,789             -    $   (235,213)      937,795
                                    ============= ==========================  ===========================  ===========

Minority interest                   $          -  $         -   $        -    $   77,435    $    (77,435) $          -
                                    ------------  -----------   ----------    ----------    -----------   ------------

STOCKHOLDERS' EQUITY
  Common stock                         4,520,254        2,000      754,000     1,196,210               -     6,472,464
  Preferred stock                            -              1      600,000             -        (600,000)            1
  Accumulated other comprehensive
    income                                   -         64,800            -             -               -        64,800
  Additional paid in capital          24,170,092      550,073            -      (993,174)              -    23,726,991
  Accumulated deficit                (27,739,341)    (245,620)  (1,286,035)     (280,471          77,435   (29,474,032)
                                    ------------  ------------  -----------   ------------  ------------   ===========
     Total stockholders' equity          951,005      371,254       67,965       (77,435)       (522,565)      790,224
                                    ------------  -----------   -----------    ----------   ------------   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $  1,287,146   $  942,332   $  333,754    $        -    $   (835,213)  $ 1,728,019
                                    ============   ==========   ===========   ===========   =============  ===========




                                                STATEMENT OF OPERATIONS
                                          FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                     Purchase
                                                 Jove      West Pier    Michigan    Accounting  Elimination
                                             Corporation  Corporation  BIDCO Inc.     Entries     Entries       Consolidated
                                             ------------ -----------  ----------   ----------- -----------     ------------
REVENUES

Gain on sale of real estate investment       $         -  $        -  $       -     $        -  $       -      $          -
Market value adjustment on investments and
loans                                                  -      24,590          -              -          -            24,590
Other investment loss                                  -           -          -              -          -                 -
Interest income                                   22,549           -         10              -          -            22,559
Other                                             18,000           -          4              -          -            66,020
                                            ------------ -----------  ----------   ----------- -----------      -----------
   Total revenues                                 40,549      24,590     48,030              -          -           113,169
                                            ------------ -----------  ----------   ----------- -----------      -----------
EXPENSES
Interest on borrowed funds                        31,391      43,401          -              -          -            74,792
Losses from affiliates                            72,142            -         -              -          -            72,142
General and administrative                        407,08      22,131     96,157              -          -           525,373
                                            ------------ -----------  ----------   ----------- -----------     ------------
   Total expenses                                510,618      65,532     96,157              -          -           672,307
                                            ------------ -----------  ----------   ----------- -----------     ------------
Loss before federal income taxes                (470,069)    (40,942)   (48,127)             -          -         (559,138)
Taxes:
     Current                                          -            -          -              -          -                 -
     Deferred                                         -            -          -              -          -                 -
                                              ------------ -----------  ---------- ----------- -----------     ----------
Net loss before minority interest              (470,069)     (40,942)   (48,127)             -          -         (559,138)
Minority interest                                     -            -           -             -          -                 -
                                              ------------ -----------  ---------- ----------- -----------     ------------
Net loss                                     $ (470,069)  $  (40,942) $ (48,127)    $        -   $      -      $  (559,138)
Preferred dividends                                   -            -          -              -          -            7,500
                                            ------------ -----------  ----------   ----------- -----------     ------------
Net income applicable to common shares       $ (470,069)  $  (40,942) $ (55,627)    $        -   $      -      $  (566,638)
                                             =========== ============= =========   =========== ===========     ============
Net loss per share                          $      (.11)                                                       $      (.09)
                                             ===========                                                       ============

Weighted average shares outstanding           4,520,254        2,000         754      1,952,210     (2,754)       6,472,464
                                             =========== ===========   =========    =========== ============   ============


NOTE 3 - REAL ESTATE INVESTMENTS

At December 31, 2005 and 2004, real estate investments consisted principally of
15.07 acres of development land in Washtenaw County, Michigan. Real estate investments were carried at the lower of cost or estimated realizable value at December 31, 2005 and 2004. Costs necessary to prepare the property for its intended use were capitalized during December 31, 2005 and 2004. The Company is seeking to sell the property or enter into a joint venture under which the property can be developed. Prior contingent purchase agreements entered into by the Company were never consummated. The carrying amount of the land on the accompanying balance sheet was $611,898 at December 31, 2005 and 2004.

At December 31, 2004, the Company also held property with a carrying amount of $83,900. The Company sold this property for approximately that amount in 2005.

NOTE 4 - ADVANCES ON LOANS

The Company held a participation interest in a loan made by the United States Department of Agriculture ("USDA"). Under an agreement with the USDA, the Company is required to advance certain expenses payable (e.g., taxes and insurance) in order to maintain the assets that secure the loan. As a result of foreclosure, the Company took title to the assets underlying the loan. See Notes 6 and 18.

NOTE 5 - NOTES RECEIVABLE

           Current Asset   Long Term Asset     Current Asset     Long Term Asset
              12/31/05          12/31/05          12/31/04           12/31/04
          --------------    --------------    --------------     ---------------
Fusion RX note    2,684     $       56,791    $       5,851      $        55,623
         --------------    ---------------    --------------     ---------------
         $        2,684     $       56,791    $       5,851      $        55,623
         ==============     ==============    =============      ===============

The Company obtained a default judgment against one of the borrowers under the Fusion RX note, which was in default. The note is recorded at the net present value of the expected future payments, discounted at an interest rate of 5.5%. The current portion represents an estimate of principal payments for 2006.

NOTE 6 - LOAN RECEIVABLE
                                    December 31,             December 31,
                                       2005                      2004
                                ----------------------    ----------------------
                                  Cost      Fair Value      Cost      Fair Value
                                ----------   ----------   ---------   ---------
Loan receivable - Active Homes  $ 607,679    $        0   $ 712,180   $  130,848
                                ==========   ==========   =========   =========

The Company foreclosed on the loan and took title to the assets securing the loan in 2005. The Company anticipates it will realize only proceeds sufficient to reimburse the Company for advances made as the servicer of the loan, as reflected in Note 4. See Note 18.

NOTE 7 - INVESTMENTS

Investments consisted of the following:

                                                   Year ended December 31,
                                                   -----------------------
                                                    2005                2004
                                                 ----------       -------------
Investments accounted for under the equity method:
Loop Process Systems common stock                $  262,759       $     278,900
MessageWay Solutions common stock                   102,035              56,278
                                                 ----------       -------------
                                                 $  364,794       $     335,178
                                                 ----------       -------------
Securities available for sale:
i2 Telecom common stock                          $    8,491       $      65,000
City Fed preferred stock                             59,891              89,160
University Bank stock                                 9,070             144,800
                                                -----------     ----------------
                                                 $   77,452       $     298,960
                                                 ----------     ----------------
      Total investments                          $  442,246       $     634,138
                                                 ==========     ================

Securities available for sale are reported at fair value, with unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains, the cost of securities available for sale is based on specific identification.

                                     Gross     Gross      Gross
                                   Aggregate unrealized unrealized
                                  fair value   gains      losses        Cost
                                  --------- ---------- -----------  ------------
For year ended December 31, 2005 $  77,452  $  4,070   $ 85,778     $   159,160
For year ended December 31, 2004 $ 298,960  $ 64,800   $      0     $   234,160
i2 Telecom Common Stock

In December 2003, the Company purchased $65,000 of 6% Convertible Senior Notes issued by i2 Telecom International, Inc. The Company converted the Senior Notes into shares of convertible preferred stock in January 2004. In February 2004, i2 Telecom completed a "reverse merger" with a public shell corporation. As a result, i2 Telecom common stock now trades on the OTC Bulletin Board under the symbol "ITUI." In April 2004, the Company executed the documents to convert the preferred stock to i2 Telecom common stock and in June 2004 the shareholders of i2 Telecom approved an amendment to i2 Telecom's articles of incorporation that automatically triggered the conversion of the preferred stock into shares of i2 Telecom common stock. As of December 31, 2005 and 2004, the Company held 130,634 shares of i2 Telecom common stock. Under the terms of the merger agreement between i2 Telecom and the public shell corporation, up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company, pending the outcome of a third party lawsuit against i2 Telecom. The shares of i2 Telecom common stock held by the Company are "restricted securities" under applicable securities laws, but the Company can now sell these shares without restriction pursuant to SEC Rule 144 beginning on February 1, 2005.

Effective April 22, 2004, the Company entered into an agreement with i2 Telecom pursuant to which it will pay i2 Telecom up to $60,000 for engineering and product development services. i2 Telecom will use these funds to design and develop a prototype device that will enable facsimile machines to interoperate with i2 Telecom's VOIP telecommunications network in order to transmit facsimile messages over the Internet instead of by traditional telephone lines. In return, the agreement provides the Company with the worldwide exclusive right for 30 years to market and distribute the VOIP/fax device, excluding i2 Telecom's right to manufacture and distribute its own products containing the device. Under the agreement, the Company will pay to i2 Telecom 60% of the "net revenue" it derives from marketing and sales of VOIP/fax devices and related services, with "net revenue" defined as sales less cost of goods sold and less shipping. Also under the agreement, the Company will retain 100% of any revenue derived from installation or training services provided in connection with sales of VOIP/fax devices. Due to the contingent nature of the above transaction, no liability has been recorded on the accompanying financial statements at December 31, 2005.

At December 31, 2005 and 2004, the Company's investment in i2 Telecom common stock is recorded at fair market value.

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

In June 2004, the Company purchased shares representing an additional 5.0% of Loop's outstanding stock from CCG Partners, LLC, which is owned by Clifton S. Crockatt, the Company's President and Chief Executive Officer, and Dennis M. Agresta, the Company's Chief Financial Officer, for a purchase price of $50,000. The Company purchased the shares from CCG Partners at the original price per share paid by CCG Partners for such shares in January 2004, which was the same price per share paid by the Company for its original 25% interest in Loop. As a result, as of December 31, 2005, the Company owned 30% of Loop's outstanding stock at an aggregate purchase price of $300,000. The Company recorded a loss of approximately $16,000 on its investment in Loop for the year ended December 31,2005, and a loss of $21,100 on its investment in Loop for the year ended in December 31, 2004.

The Company's investment in Loop common stock is accounted for under the equity method at December 31, 2005 and 2004.

MessageWay Solutions, Inc. Common Stock

On May 28, 2004, the Company paid $100,000 for approximately 27.4% of the common stock of BCE Emergis Systems, Inc. ("BCE") as part of a management-led buyout of BCE, which was an indirect subsidiary of Bell Canada. Effective August 3, 2004, BCE changed its name to MessageWay Solutions, Inc. ("MessageWay"). In connection with this transaction, the Company and each of the other purchasers (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed payment of MessageWay's obligation to pay the additional $550,000. A payment of $183,333 was made on the remaining obligation during 2005 and the balance of the acquisition price due at December 31, 2005 was $366,666. Due to various contingencies associated with this transaction, the Company's potential $550,000 obligation has not been recorded on the accompanying financial statements. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company recorded income of $45,757 on its investment in MessageWay for the year ended December 31, 2005, and a loss of $43,722 on its investment in MessageWay for the year ended December 31, 2004.

The Company's investment in MessageWay common stock is accounted for under the equity method at December 31, 2005 and 2004.

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

Investments in University Bancorp and CityFed Preferred Stock

The Company accounts for investments of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Securities. At December 31, 2005 the Company's investments in University Bancorp stock and City Fed preferred stock were classified as available for sale and, as a result, were reported at fair value. Fair value for the Company's investment in University Bancorp stock was based on reported values on the Nasdaq Stock Market and fair value of the Company's investment in City Fed preferred stock was determined based on the net realizable value of liquidation of this investment. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity. During the year ended December 31, 2005, the Company sold 75,000 shares of University Bancorp stock. The Company realized $144,000 in gross proceeds and recognized a $69,000 gain on the sale.

NOTE 8 - MORTGAGE  PAYABLE

Mortgage payable consisted of the following:
                                                 For year ended December 31,
                                                 ---------------------------
                                                    2005               2004
                                                 ----------          --------
Mortgage note payable, collateralized by a
first mortgage on a realestate investment,
interest only at 8% per annum                      $388,000          $388,000
                                                 ==========          ========


The mortgage note payable is secured by the Company's interest in 15.07 acres of development land in Washtenaw County, Michigan and a commercial building in Escanaba, Michigan. The mortgage note originally payable was due on October 25, 2004, but in 2004 the maturity was extended to December 31, 2005. In September 2005, an extension was executed that changed the maturity date to December 31, 2006. No principal payments were required in 2005 and 2004.

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

 Notes payable consisted of the following:
                                                                    December 31,
                                                            --------------------
                                                              2005       2004
                                                            --------   ---------
 Demand notes payable to Arete Management, 8% per
 annum, no  monthly payments are required                   $172,441   $159,275
 Demand note payable to Stephen Lange Ranzini,
 Joseph Ranzini, and Angela Ranzini, secured
 by certain assets; interest at 12% per annum
 (See Note 13).                                              322,430    322,430
                                                            --------   --------
                                                            $494,871   $481,705
                                                            ========   =========

Interest paid or accrued on related party notes for the year ended December 31, 2005 totaled $52,175.

NOTE 10 - MANDATORILY REDEEMABLE PREFERRED STOCK

The Company has classified its mandatorily redeemable preferred stock as a liability as required under SFAS No. 150. Refer to Note 1 for details related to the mandatorily redeemable preferred stock. The balance of the liability was $241,855 and $215,777 at December 31, 2005 and 2004, respectively.

NOTE 11 - FEDERAL INCOME TAX

Federal income tax expense consists of the following for the years ended December 31, 2005 and 2004:
                                            2005                     2004
                                         --------------           -------------
Current expense                          $     (66,000)           $   (112,000)
Deferred expense                                66,000                 112,000
                                         --------------           --------------
Change in valuation allowance            $           -            $           -
                                         ==============           ==============

The net deferred tax asset (liability) at December 31, 2005 and 2004 is comprised of the following:

                                               2005                     2004
                                         --------------           --------------
Net operating loss carryforward          $     967,000            $     901,000
Valuation adjustment on loans and investments  490,000                  490,000
                                         --------------           --------------
Deferred tax assets                           1,457,000                1,391,000
Valuation allowance of deferred tax asset   (1,457,000)              (1,391,000)
                                         --------------           --------------
Net deferred tax assets                  $            -           $            -
                                         ==============           ==============


At December 31, 2005, the Company has net operating loss carryforwards of approximately $2,847,000 available to offset future taxable income expiring between 2005 and 2022. Utilization of net operating losses is subject to limitation should there be a change of control as defined in the Internal Revenue Code. During the year ended December 31, 2005, approximately $483,000 of the Company's NOL carryforwards expired.

The change in the valuation allowance was $66,000 for the year ended December 31, 2005.

Reconciliation between the federal statutory rate and the effective tax rate for the years ended December 31, 2005 and 2004, is as follows:

                                                    2005                2004
                                               -----------        --------------
Statutory rate applied to income before taxes  $  (66,000)        $    (112,000)
Effect of valuation allowance and other            66,000               112,000
                                               -----------        --------------
                                               $        -         $            -
                                               -----------        --------------


The Company has not yet filed its income tax returns for 2004. The Company believes it will not incur any liabilities given the losses incurred in that year and the substantial loss carryforwards available.

NOTE 12 - MINORITY INTEREST

The Company owns approximately 88.5% of the outstanding common stock of MBDC. Since the minority shareholder's share of MBDC's losses exceeded its interest in the capital of MBDC during fiscal 2005 and 2004, the excess loss has been charged against the Company's majority interest for the years ended December 31, 2005 and 2004.

NOTE 13 - STOCK OPTION PLANS

The Company currently does not maintain any equity compensation plans and there are no shares of common stock currently authorized for issuance under any equity compensation plans.

NOTE 14- RELATED PARTY TRANSACTIONS

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

                                  December 31, 2005     December 31, 2004

        CCG Partners                $       53,000        $       48,000
        University Bank                     48,000                48,000
                                  -----------------      ---------------
           Totals                   $      101,000       $        96,000
                                  =================     ================


The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $69,930 and $73,738, respectively, at December 31, 2005 and 2004. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

In March 2004, the Company extended to MBDC a $200,000 credit facility to provide MBDC with operating liquidity. Stephen Lange Ranzini is Chairman of MBDC. As of December 31, 2005, the Company had advanced a total of $107,874 to MBDC under this facility. The note payable bears interest at the rate of 7.5% per annum.

On March 24, 2004, the Company issued a $600,000 promissory note to University Bank, Inc. as the consideration for all of the outstanding preferred stock of MBDC. See note 5. The $600,000 promissory note bore interest at 7.5% per annum, matured on December 31, 2004, and was secured by the assets of MBDC and West Pier, as well as The Company's investments in i2 Telecom and Loop Process Systems. Stephen Lange Ranzini is Chairman and the controlling shareholder of University Bank. On December 29, 2004, the Company issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. The Company used the proceeds from the promissory note to repay the amounts remaining outstanding under the promissory note issued to University Bank on March 24, 2004, as the consideration for all of the outstanding preferred stock of MBDC. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on June 30, 2006, and is collateralized by (a) all of the shares of West Pier, and (b) the Company's interests in i2 Telecom, Loop Process Systems, and CityFed Financial Corp. Accrued but unpaid interest from April 1, 2005, to June 30, 2006, will be paid at maturity.

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

The agreement requires prompt liquidation of approximately $1,366,000 in acquired assets as listed on the purchase agreement. If aggregate net proceeds (proceeds less liquidation expenses) are less than $1,366,000, the unpaid principal balance of the contingent and unsecured notes shall be reduced by the amount of the deficiency. If the deficiency exceeds the unpaid principal balance of the contingent and unsecured notes, the sellers shall reconvey shares of common stock, valued for purposes of the agreement at $.33 per share, equal to the amount by which the deficiency exceeds the unpaid principal balance of the contingent and unsecured notes. Furthermore, if the proceeds exceed $600,000, the Company is required to pay the lesser of the excess or the amount by which the principal balance exceeds $1,000,000. The Company is still in the process of liquidating the assets and, as of December 31, 2005, net proceeds received are less than $600,000.

NOTE 15 - CONTINGENT LIABILITIES/LAWSUIT SETTLEMENTS

In January 2006, the Company settled a lawsuit, brought by a participating lender; in connection with its Active Homes loan and property (see Note 6). The Company agreed to pay $70,000 under this settlement, with payment contingent upon the sale of these assets.

There are no other legal proceedings in which the Company is currently involved.

NOTE 16 - GOING CONCERN

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and liquidation of liabilities in the normal course of business and the continuation of the Company as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses during 2005 and 2004 and has an immediate need to obtain outside capital to fund ongoing operating expenses. In addition to the immediate need for capital to cover ongoing operating expenses, Company management estimates that it may require up to $10 million of additional capital over the next two years to finance further development of the developmental software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which the Company may engage in the future.

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

NOTE 17 - SUPPLEMENTAL DISCLOSURE

Certain amounts on the Company's 2004 income statement and cash flows have been reclassified to correspond with 2005 account groupings.

NOTE 18 - SUBSEQUENT EVENT

On March 28, 2006, the Company entered into an agreement to sell the assets described in Note 6 (see also Note 4) for cash in the amount of $400,000, with the closing to occur no later than April 29, 2006. The Company received a non-refundable deposit from the buyer in connection with the sale of the assets, which are being sold "as-is" with no contingencies precedent to closing. The deposit received in connection with the purchase agreement, however, is the Company's sole recourse if the buyer does not close on the sale.

On March 29, 2006, the Company entered into a modification agreement extending the maturity date of the $322,429 loan payable described in Note 9 until June 30, 2006. The loan modification also provided for (a) deferral of accrued interest from April 1, 2005, through June 30, 2006, and (b) substitution of the collateral securing the note.

In January 2006, the Company settled a lawsuit, brought by a participating lender, in connection with its Active Homes (see Note 6) loan and property. The Company agreed to pay $70,000 under this settlement, with payment contingent upon the sale of these assets. This expense has been accrued and has been included in 2005 administrative expenses.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number        Description

    3.1       Restated Articles of Incorporation of Jove Corporation
              (Restated as of June 1, 2004) (1)
    3.2       Amended and Restated Bylaws. (2)
    4.1       Form of Common Stock certificate. (2)
   10.10      Product Development and Distribution Rights Agreement dated
              April 22, 2004, between the Registrant and i2 Telecom
              International, Inc. (1)
   10.15      Guaranty dated May 28, 2004, executed by the Registrant in favor of BCE Emergis, Inc. (1)
   10.16      Pledge Agreement dated May 28, 2004, between the Registrant and
              BCE Emergis, Inc. (1)
   10.17      Stock Transfer Agreement dated March 24, 2004, among the
              registrant, Lyre, LLC, CCG Partners, LLC, and the shareholders of
              Michigan Business Development Company and West Pier
              Corporation.(3)
   10.18      Preferred Stock Purchase Agreement dated March 24, 2004, between the registrant and University Bank. (3)
   10.15(a)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $308,450.82, issued to Stephen Lange
              Ranzini. (3)
   10.15(b)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $369,685.25, issued to Clare Family Trust.
              (3)
   10.15(c)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $32,609.08, issued to Mildred Lange
              Ranzini. (3)
   10.15(d)   Contingent and Unsecured Promissory Note dated March 24, 2004, in the principal amount of $213,100.85, issued to Mildred Lange
              Ranzini Trust. (3)
   10.16      Promissory Note dated March 24, 2004, in the principal amount of
              $600,000, issued to University Bank (3)
   10.17      Security Agreement dated March 24, 2004, between the registrant, as debtor, and University Bank, as secured party (3)
   10.18      Promissory Note dated December 29, 2004, in the principal amount of $322,429.47, issued to Stephen Lange Ranzini, Joseph Lange
              Ranzini, and Angela Ranzini (3)
   10.19      Modification Agreement dated March 29, 2006, with respect to the
              Promissory Note dated December 29, 2004, in the principal amount of $322,429.
    21        List of Subsidiaries
    33        Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    34        Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
   ---------------------
   (1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 13, 2004.
   (2) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31,2003, as filed on April 1, 2004.
   (3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 29, 2004, as filed on January 5, 2005.

                                                                   Exhibit 10.19

MODIFICATION AGREEMENT

MODIFICATION DATE:      March 29, 2006

BORROWER:       Jove Corporation

                        PROMISSORY NOTE DATED: 12/29/04

ORIGINAL LOAN AMOUNT:   $322,429.47

MATURITY DATE:  12/31/05

TERMS TO
BE MODIFIED:

1)      New Maturity Date is June 30, 2006;
2) Interest has been paid in full through March 31, 2005. Unpaid interest from April 1, 2005 to June 30, 2006 shall be added to the amount due at maturity;
3) Collateral is changed as follows: 80,000 shares of University Bancorp, Inc. common stock and a line of credit held by Borrower payable by Michigan Business Development Corporation (f/k/a Michigan BIDCO, Inc.) are both released and 3,000 shares of Loop Process Systems, Inc. common stock is pledged as additional collateral;

        ALL OTHER TERMS AND CONDITIONS TO REMAIN THE SAME.

NEW TERMS:

THE UNDERSIGNED PARTIES AGREE TO MODIFY THE TERMS OF THE LOAN AGREEMENT AS INDICATED ABOVE. ALL OTHER TERMS OF THE AGREEMENT WILL REMAIN AS ORIGINALLY SET FORTH IN THE PROMISSORY NOTE DATED DECEMBER 29, 2004.


Jove Corporation


/s/ Clifton S. Crockat
BY:  Clifton S. Crockatt, its President





/s/ Stephen Lange Ranzini
-------------------------
BY: Stephen Lange Ranzini, individually and under Power of Attorney for Joseph Lange Ranzini and Angela Ranzini

                                                                      EXHIBIT 21

                              LIST OF SUBSIDIARIES

                                                    State of Incorporation
Name
Michigan Business Development Company                      Michigan
West Pier Corporation                                      Michigan
Innovative Business Systems, LLC                           Michigan
Internet Money Corporation                                 Delaware

                                                                      Exhibit 31

            CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY

I, Clifton S.Crockatt, Chief Executive Officer of Jove Corporation,certify that:

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

         Date: April 14, 2006        /s/ Clifton S. Crockatt
                                     ------------------------
                                     Clifton S. Crockatt
                                     Chief Executive Officer
                                     (Principal Executive Officer)

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

         Date: April 14, 2006       /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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

            I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Jove Corporation on Form 10-KSB for the fiscal year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: April 14, 2006       /s/ Clifton S. Crockatt
                                    --------------------------
                                    Clifton S. Crockatt
                                    Chief Executive Officer


            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Jove Corporation on Form 10-KSB for the fiscal year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: April 14, 2006       /s/ Dennis M. Agresta
                                    --------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer