Form 10QSB
period 2006-03-31
JOVE CORP
filed 2006-05-22
CIK 718500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2006

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


                     3035 Oakshire, Berkley, Michigan 48072
                    (Address of Principal Executive Offices)

                             (734) 734-5858 Ext. 226
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     -----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed Since Last
Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at May 15, 2006, was 6,472,464 shares.

Transitional Small Business Disclosure Format (check one):     Yes ___    No X
                                                                             -

                                JOVE CORPORATION
                                   FORM 10-QSB
                      For the quarter ended March 31, 2006

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - Financial Information

 Item 1.   Financial Statements
           Consolidated Balance Sheets     ..................................3
           Consolidated Statements of Operations.............................4
           Consolidated Statements of Cash Flows.............................5
           Notes to the Consolidated Financial Statements....................6
 Item 2.   Management's Discussion and Analysis.............................12
 Item 3.   Controls and Procedures..........................................13

PART II - Other Information

 Item 1.   Legal Proceedings................................................15
 Item 2.   Changes in Securities and Use of Proceeds........................15
 Item 3.   Defaults Upon Senior Securities..................................15
 Item 4.   Submission of Matters to a Vote of Security Holders..............15
 Item 5.   Other Information................................................15
 Item 6.   Exhibits and Reports on Form 8-K.................................15

Signatures..................................................................16

                     -----------------------------------------

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

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to differ materially from those contained in the forward-looking statements include those factors identified throughout this report and in the section entitled "Certain Risk Factors Affecting Our Business" in our Form 10-KSB for the year ended December 31, 2005, as well as other factors that we currently are unable to identify or quantify, but that may exist in the future. Such factors may affect generally the Company's business, results of operations, and financial position. Forward-looking statements speak only as of the date the statements are made. We do not undertake and specifically decline any obligation to update any forward-looking statements included in this report.

 PART I - FINANCIAL INFORMATION
 Item 1 - Financial Statements

                                JOVE CORPORATION
                           Consolidated Balance Sheets
                March 31, 2006 (Unaudited) and December 31, 2005

                                    March 31, 2006         December 31,
                                       (Unaudited)             2005
                                    --------------       ---------------
ASSETS
Current Assets:
Cash                                $       5,784        $     77,069
Accounts receivable                         3,000                  --
Advances on loans (Note 3)                136,967             146,826
Notes receivable (Note 4)                   5,851               2,683
Real estate investments (Note 2)          611,898             611,898
Investments  (Note 6)                       1,800               1,800
                                    ---------------        ------------
     Total current assets           $     765,300        $    840,276
                                    ---------------        ------------

Long term assets:
Investments (Note 6)                $     455,688        $    442,246
Note receivable (Note 4)                   53,396              56,791
                                    -------------        ------------
     Total long term assets         $     509,084        $    499,037
                                    -------------        ------------

     Total assets                   $   1,274,384        $  1,339,313
                                    =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities:
Accounts payable                    $     319,608        $    229,890
Accrued expenses
 and other current liabilities             50,962             149,444
Mortgage payable (Note 7)                 388,000             388,000
Mandatorily redeemable preferred stock    248,251             241,855
Notes payable (Note 8)                    528,328             494,871
                                     -------------        ------------
     Total current liabilities      $   1,535,149        $  1,504,060
                                     -------------        ------------


STOCKHOLDERS' EQUITY
Common stock, $1.00 par value;
 Authorized: 15,000,000 shares;
 Issued and outstanding:  6,472,464
 shares at March 31, 2006
 and December 31, 2005              $   6,472,464        $  6,472,464
Comprehensive income                      (76,412)            (81,708)
  Additional paid-in-capital           23,511,215          23,511,215
  Accumulated deficit                 (30,168,032)        (30,066,718)
                                    --------------       ------------
     Total stockholders' equity          (260,765)           (164,747)
                                    --------------       ------------

TOTAL LIABILITIES AND STOCKHOLDER
 EQUITY                             $   1,274,384        $  1,339,313
                                    ==============       ============

                                JOVE CORPORATION
                      Consolidated Statements of Operations
            For the Three-Month Periods Ended March 31, 2006 and 2005
                                   (Unaudited)





                                                                             For the Three-Month Periods
                                                                                    Ended March 31,
                                                                                      (Unaudited)
                                                                      -------------------------------------------
                                                                              2006                  2005
                                                                           ----------            -----------
REVENUES
  Interest income                                                          $      459            $       243
  Net income/(loss) from equity investments                                    13,146                (12,035)
  Gain on sale of investments                                                   5,500                     --
  Other revenue                                                                17,000                 16,500
                                                                           ----------            -----------
     Total revenues                                                        $   36,105            $     4,708
                                                                           ----------            -----------

EXPENSES

  Interest on borrowed funds                                                   21,102                 20,729
  General and administrative expenses                                         116,317                108,534
                                                                           ----------            -----------
     Total expenses                                                           137,419                129,263
                                                                           ----------            -----------

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                                    (101,314)              (124,555)
FEDERAL INCOME TAX CREDIT                                                          --                     --
                                                                           ----------            -----------

NET INCOME (LOSS)                                                          $ (101,314)           $  (124,555)

Net income (loss) per common shares (basic and diluted)                    $     (.02)           $      (.02)
                                                                           ==========            ===========
Weighted average shares outstanding (basic and diluted)                     6,472,464              6,472,464
                                                                           ==========            ===========



COMPREHENSIVE LOSS                                                             2006                  2005
                                                                          ------------          ------------
Net loss                                                                  $  (101,314)          $   (124,555)
Other comprehensive income (loss):
      Market value adjustment on available for sale securities                  5,296                 23,990
                                                                          -----------           ------------
Comprehensive loss                                                        $   (96,018)          $   (100,565)
                                                                          ===========           ============

                                JOVE CORPORATION
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                ------------------------------------
                                                                                      2006               2005
                                                                                  (Unaudited)           (unaudited)
                                                                                -------------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                           $   (101,314)     $   (124,555)
Cash flows from operating activities:
  (Gain) or loss on equity investments                                                  (13,146)           12,035
  Gain on sale of securities                                                             (5,500)               --
  Write down of advances                                                                 45,327                --
  Changes in operating assets and liabilities:
  Decrease in accounts receivable and accrued interest receivable                        (3,000)               --
  Decrease (increase) in advances on loans                                                   --           (21,979)
  Increase (decrease) in accrued expenses and other liabilities                          (8,763)           73,056
                                                                                   ------------      ------------
     Net cash used in operating activities                                              (86,396)          (61,443)
                                                                                   ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sale of investments                                                        10,500            83,900
Payments for investments                                                                (35,469)              (70)
Proceeds from loans                                                                          --             1,500
                                                                                   ------------      ------------
     Net cash provided by (used in) investing  activities                               (24,969)           85,330
                                                                                   ------------      ------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from mandatorily redeemable preferred stock                                      6,396             6,994
Proceeds from loans                                                                      33,684                --
                                                                                   ------------      ------------
  Net cash (provided by) financing activities                                            40,080             6,994
                                                                                   ------------      ------------
  Net change in cash and cash equivalents                                               (71,285)           30,881

Cash and cash equivalents:
  Beginning of period                                                                    77,069            89,750
                                                                                   ------------      ------------
  End of period                                                                    $      5,784      $    120,631
                                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                          $         --      $     20,729
                                                                                   ============      ============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY

  Accrued interest added to note principal                                         $      3,402      $         --
                                                                                   ============      ============

                                JOVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Jove Corporation and its wholly or majority-owned subsidiaries West Pier Corporation, Michigan Business Development Company ("MBDC"), Internet Money Corporation, and Innovative Business Systems, LLC (collectively, the "Company"). Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The information furnished in these interim statements reflects all adjustments and accruals, consisting only of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results for such periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005, and for the year then ended included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

NATURE OF OPERATIONS

During 2004, the Company acquired several small companies and made strategic investments in other companies in order to obtain the rights to certain developmental software, as well as other resources that the Company believes will be useful in commercializing that software. During 2003 and 2004, the Company also made strategic investments in other companies that it believes can provide revenue-generating opportunities for the Company. The Company's current business strategy is to commercialize the developmental software as quickly as possible by forming collaborations in the Michigan healthcare industry to pilot the software. In addition, the Company is managing its portfolio of investments to provide working capital to fund its operations while the pilot project is formed.

CASH

The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash, accounts receivable, accrued interest receivable, accounts payable and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments.

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

REAL ESTATE INVESTMENTS

Real estate investments consisted of property acquired for development and sale at March 31, 2006 and December 31, 2005. Real estate investments were carried at the lower of cost or estimated net realizable value at March 31, 2006 and December 31, 2005. Costs necessary to prepare the property for its intended use were capitalized during the development period and charged to cost of sales as the properties are sold. See Note 2 for additional information regarding the Company's real estate investments.

INTEREST INCOME

Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued, and the fair value of the loan is reduced. The following table represents non-accrual status loans at March 31, 2006 and December 31, 2005.During the three months ended March 31, 2006 there was no cash received related to these loans. The average value of these loans approximates the ending value at March 31, 2006 and December 31, 2005, as follows:

                                                March 31, 2006                          December 31,2005
                                           ----------------------------             ----------------------------
                                           Cost              Fair Value             Cost              Fair Value
                                    --------------        -------------       --------------       -------------
Total non-accrual status loans      $      607,679        $          0        $      607,679       $          0
                                    ==============        ============        ==============       ============

INCOME TAXES


Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits are more likely than not.

REDEEMABLE PREFERRED STOCK

The Company's subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and will pay a dividend on the preferred stock at the rate of 25% of any net cash flow received by West Pier upon the sale of the development land. The preferred shareholders have a preference as to assets over the common stock in the event of voluntary or involuntary liquidation of West Pier. At March 31, 2006 and December 31, 2005, there were 100 shares issued and outstanding with a par value of $.01.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average shares outstanding, which were 6,472,464 for the three months ended March 31, 2006 and March 31, 2005. There are no dilutive shares.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - REAL ESTATE INVESTMENTS

At March 31, 2006 and December 31, 2005, real estate investments consisted principally of 15.07 acres of development land in Washtenaw County, Michigan. Real estate investments were carried at the lower of cost or estimated realizable value at March 31, 2006 and December 31, 2005. Costs necessary to prepare the property for its intended use were capitalized during March 31, 2006 and December 31, 2005. The Company is seeking to sell the property or enter into a joint venture under which the property can be developed.

NOTE 3 - ADVANCES ON LOANS

The Company has a participation interest in certain loans made by the United States Department of Agriculture ("USDA"). Under an agreement with the USDA, the Company is required to advance certain expenses payable (e.g., taxes and insurance) in order to maintain the assets that secure the loans. As a result of foreclosure in 2005, the Company took title to the assets underlying the loans. See Note 12.

NOTE 4 - NOTE RECEIVABLE

                Current Asset   Long Term Asset    Current Asset Long Term Asset
                  3/31/06          3/31/06           12/31/05           12/31/05
                -------------   ---------------    ------------- ---------------
Fusion RX note  $   5,851       $    53,396        $    2,683     $     56,791
                 ==========       ===========        ==========     ===========

The Fusion RX note is in default. The Company has obtained a default judgment against one of the borrowers. The note is recorded at the net present value of the expected future payments, discounted at an interest rate of 5.5%. The current portion represents an estimate of principal payments for 2006.


NOTE 5 - LOAN RECEIVABLE

                                                                      March 31,                December 31,
                                                                        2006                       2005
                                                           --------------------------    -------------------------
                                                               Cost        Fair Value       Cost        Fair Value
                                                           ----------      ----------    ----------     ----------
Loan receivable - Active Homes                             $  607,679        $    0      $  607,679     $      0
                                                           ==========        ======      ==========     ========

The Company foreclosed on the loan and took title to the assets securing the loan in 2005.  See Note 12.

NOTE 6 - INVESTMENTS

Investments consisted of the following:

                                      March 31,        December 31
                                         2006              2005
                                      ---------        -----------
Investments accounted for under
 the equity method:
Loop Process Systems common stock   $   262,759          $   262,759
MessageWay Solutions common stock       115,180              102,035
                                    ------------         -----------
                                    $   377,939          $   364,794
                                    -----------          -----------
Securities available for sale:
i2 Telecom common stock             $    17,858          $     8,491
City Fed preferred stock                 59,891               59,891
University Bank stock                         0                9,070
                                    -----------          -----------
                                    $    77,749          $    77,452
                                    -----------          -----------
      Total investments             $   455,688          $   442,246
                                    ============         ===========

Securities available for sale are reported at fair value with unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains, the cost of securities available for sale is based on specific identification.


                                                                             Gross          Gross
                                                            Aggregate      unrealized    unrealized
                                                            fair value       gains         losses          Cost
                                                            ----------     -----------   -----------   -----------
For the three months ended March 31, 2006                   $  77,749     $         0   $  76,412      $   154,160
For year ended December 31, 2005                            $  77,452     $     4,070   $  85,778      $   159,160

i2 Telecom Common Stock

As of March 31, 2006, the Company holds 130,634 shares of common stock of i2 Telecom International, Inc. ("i2 Telecom"). Up to an additional 14,395 shares of i2 Telecom common stock may be issued to the Company upon the conclusion of a lawsuit between i2 Telecom and other persons. The lawsuit was dismissed with prejudice on March 27, 2006, subject to appeal. The Company anticipates that i2 Telecom will issue the 14,395 additional shares if the dismissal is not appealed or if i2 Telecom is successful on appeal. At March 31, 2006 and December 31, 2005, the Company's investment in i2 Telecom common stock is recorded at fair market value.

Loop Process Systems, Inc. Common Stock

The Company owns 30% of the outstanding stock of Loop Process Systems, Inc. ("Loop"). The Company's investment is secured by all of Loop's assets and the anticipated Canadian Federal Research Tax Credits that will follow the completion of demonstration trials by Dofasco, Inc. The Company estimates that this security collateralizes approximately 70% of its equity investment in Loop. The demonstration trials involve making briquettes from electric arc furnace dust, which has been completed, and successfully adding these briquettes to the steel making process. The Company anticipates that the process of adding the briquettes to the steel making process, as well as final analysis of this process, will be completed by the third quarter 2006. Upon successful outcomes from the Dofasco trials, the Company will release all the collateral. The Company recorded no gain or loss on its investment in Loop for the three months ended March 31, 2006. The Company's investment in Loop common stock is accounted for under the equity method at March 31, 2006.

MessageWay Solutions, Inc. Common Stock

The Company owns approximately 27.4% of the common stock of MessageWay Solutions, Inc. ("MessageWay"). The Company and each of the other purchasers of MessageWay stock have (a) pledged their respective shares of MessageWay as security for MessageWay's obligation to pay an additional $550,000 of the purchase price, and (b) personally guaranteed MessageWay's obligation to pay an additional $550,000 of the purchase price. Due to various contingencies associated with this transaction, the Company's potential obligation related to the $550,000 has not been recorded on the accompanying financial statements. In addition, the Company and the other shareholders of MessageWay entered into an agreement that (1) gives MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, at the Company's cost plus 7% per annum interest, if the Company is not directly responsible for at least $1.5 million of new client gross revenue by May 28, 2006; (2) the Company will have the right, from May 28, 2009, until May 28, 2011, to require MessageWay and/or the other shareholders to purchase all of the Company's stock of MessageWay at the then-current fair market value of such shares; and (3) the Company has the right to designate one-third of the members of the MessageWay board of directors and the other shareholders will vote their shares in favor of such designees. The Company anticipates that it will not reach the $1.5 million in sales by May 28, 2006, which will give MessageWay and the other shareholders the right to buy the Company's stock of MessageWay, as described above. The Company recorded a gain of $13,146 on its investment in MessageWay for the three months ended March 31, 2006. The Company's investment in MessageWay common stock is accounted for under the equity method at March 31, 2006 and 2005.

Investments in University Bank Stock and CityFed Preferred Stock

The Company accounts for investments of marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Securities. At March 31, 2006 and December 31, 2005, the Company's investments were classified as available for sale and, as a result, were reported at fair value. Fair value for the Company's investment in University Bank stock was based on reported values on the NASDAQ Small Cap market, and the fair value of the Company's investment in City Fed Financial Corp. preferred stock was determined based on the net realizable value of liquidation of this investment. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity. The Company sold its remaining shares of University Bank stock in January, 2006.

NOTE 7 - MORTGAGE PAYABLE


Mortgage payable consisted of the following:

                                                                                       March 31,        December 31
                                                                                        2005               2005
                                                                                     ---------          -----------
        Mortgage note payable, collateralized by a first mortgage on a real
        estate investment, interest only at 8% per annum                             $ 388,000          $ 388,000
                                                                                     =========          =========

The mortgage note payable is secured by the Company's interest in 15.07 acres of development land in Washtenaw County, Michigan. In September 2005, an extension was executed which changed the maturity date to December 31, 2006. No principal payments were required in 2005 or the three months ended March 31, 2006.

NOTE 8- NOTES PAYABLE

       Notes payable consisted of the following:

                                                                                      March 31,       December 31,
                                                                                        2006              2005
                                                                                ---------------      ------------
    Demand notes payable to Arete Management, 8% per annum, no
    monthly payments required (See Note 10)                                      $  175,843          $   172,441
  Demand notes payable to CityFed Financial Corp., 12% per
    annum, no monthly payments required                                              30,055                  --
  Demand note payable to Stephen Lange Ranzini, Joseph Ranzini, and Angela
    Ranzini, secured by certain assets, monthly payments of interest only at
     12% per annum (See Note 10).                                                   322,430              322,430
                                                                                 ----------          ------------
                                                                                $   528,328          $   494,871
                                                                                ===========          ============

NOTE 9 - MINORITY INTEREST

The Company owns approximately 88.5% of the outstanding common stock of MBDC. Since the minority shareholder's share of MBDC's losses exceeded its interest in the capital of MBDC during the three months ended March 31, 2006 and the year ended December 31, 2005, the excess loss has been charged against the Company's majority interest for the period ended March 31, 2006 and the year ended December 31, 2005.

NOTE 10- RELATED PARTY TRANSACTIONS

The Company had funds deposited in University Bank, Ann Arbor, Michigan, totaling $4,598 and $69,930, respectively, at March 31, 2006 and December 31, 2005. Stephen Lange Ranzini, the Company's Chairman of the Board, is the Chairman and controlling shareholder of University Bank.

On December 29, 2004, the Company issued a promissory note in the principal amount of $322,429 payable to Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini. Joseph Lange Ranzini and Angela Lange Ranzini are Stephen Lange Ranzini's brother and sister, respectively. The promissory note bears interest at 12.0% per annum, matures on June 30, 2006, and is collateralized by
(a) all of the shares of West Pier, and (b) the Company's interests in i2 Telecom, Loop, and CityFed Financial Corp. Accrued but unpaid interest from April 1, 2005, to June 30, 2006 will be paid at maturity.

On March 14, 2000 West Pier Corporation issued a promissory note with a current balance of $175,843. The promissory note is jointly owned by Angela Lange Ranzini and the Clare Family Trust. Angela Lange Ranzini is the sister of

Stephen Lange Ranzini, the Company's Chairman of the Board. Mr. Ranzini is trustee of the Clare Family Trust. The promissory note is a demand note that bears interest at 8% per annum. No monthly payments are required.

Interest paid or accrued on related party notes was $13,154 and $12,929 for the three months ending March 31, 2006 and 2005, respectively.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and liquidation of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has incurred significant losses during 2005 and 2004 and has an immediate need to obtain outside capital to fund ongoing operating expenses. In addition to the immediate need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $10 million of additional capital over the next two years to finance further development of the developmental software, as well as any additional capital that may be required in connection with other acquisitions or business operations in which the Company may engage in the future.

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

NOTE 12 - SUBSEQUENT EVENT

In April 2006, the Company sold the assets underlying the USDA loans described in Note 3. As a result of this sale, the Company collected the balance of the expenses the Company had previously advanced to maintain the assets that secured the loans. The Company paid a $70,000 legal settlement from its portion of the proceeds of the sale.

NOTE 13 - SUPPLEMENTAL DISCLOSURE

Certain amounts on the Company's income statement for the three months ended March 31, 2005 have been reclassified to correspond with account groupings reflected in the income statement for the three months ended March 31, 2006.

Item 2.  Management's Discussion and Analysis

For a description of our company's significant accounting policies and an understanding of the factors that influenced the Company's performance during the three months ended March 31, 2006, this "Management's Discussion and Analysis" should be read in conjunction with the unaudited financial statements, including the related notes thereto, appearing in Item 1 of this report, as well as the audited financial statements and notes thereto appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

Our company operated as a savings and loan holding company during the early and mid-1980's. Between 1986 and June 2003, we pursued a corporate restructuring plan in which we liquidated a portfolio of land contracts, developed and undeveloped real estate, and other assets. In June 2003, we sold a significant asset and began using the cash proceeds from that sale, along with debt and newly issued shares of our common stock, to acquire or make strategic investments in other companies in a manner that we believe will provide us with revenue-generating opportunities.

Our current business strategy is to commercialize our developmental software as quickly as possible by forming industry collaborations in the Michigan healthcare industry to pilot the software. In addition, we are managing a portfolio of investments to provide working capital to fund our operations while the pilot project is formed. We also plan to seek additional strategic business relationships with other companies that will provide us with revenue-generating opportunities. We cannot provide assurance, however, that we will be able to identify and consummate additional acquisition opportunities or strategic relationships or that any such transactions will be profitable.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Total revenue was $36,105 for the three months ended March 31, 2006, as compared with $4,708 for the three months ended March 31, 2005. Revenue in the three months ended March 31, 2006 consisted primarily of interest income and other revenue related to software licensing fees, income from equity investments, and gain realized on the sale of University Bank stock. Revenue in the three months ended March 31, 2005 consisted of interest income and software licensing fees, offset by a net loss from equity investments.

We incurred interest expense of $21,102 in the three months ended March 31, 2006, as compared with $20,729 in the three months ended March 31, 2005, primarily on related party notes and a mortgage payable.

General and administrative expenses consist primarily of management fees, legal and accounting, and other professional fees. General and administrative expenses totaled $116,317 for the three months ended March 31, 2006, as compared with $108,534 for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily a result of a write down on amounts receivable for advances on loans.

We recorded no income tax expense for the three months ended March 31, 2006 or March 31, 2005. As of December 31, 2005, we had available net operating loss carry forwards totaling approximately $2,847,000. Because of the uncertainty as to whether we will generate taxable income in the future, we have recorded a valuation allowance for the entire amount of the calculated deferred tax asset.

We recorded a net loss of $(101,314), or $(0.02) per share, in the three months ended March 31, 2006, as compared with a net loss of $(124,555), or $(0.02) per share, in the three months ended March 31, 2005.

Liquidity and Capital Resources

Our cash balance decreased from $77,069 at December 31, 2005 to $5,784 at March 31, 2006, primarily as a result of the lack of liquidity to cover overhead costs.

Our short-term debt increased from $1,504,060 at December 31, 2005 to $1,535,149 at March 31, 2006, primarily as a result of a loan from CityFed Financial Corp. We used the loan to pay property taxes and other expenses of our company. We have no special purpose entities or off balance sheet financing arrangements. We currently have a commitment to fund $60,000 for development costs of the VOIP/fax device with i2 Telecom, and we have guaranteed payment of MessageWay's obligation to pay an additional $550,000 of the purchase price for MessageWay. Due to various contingencies associated with this transaction, we did not record the potential $550,000 obligation on our financial statements for the quarter ended March 31, 2006.

Our company borrowed $322,439 from Stephen Lange Ranzini, Joseph Lange Ranzini, and Angela Lange Ranzini and used the proceeds to repay the balance due to University Bank in December 2004. We currently anticipate that we will obtain the cash required to repay the balance due on that note from proceeds of sales of certain assets that we acquired in the West Pier and MBDC transactions, or by private equity or debt financings. We cannot provide assurance, however, that we will be able to raise sufficient cash to repay the debt before it matures on June 30, 2006. If we are unable to repay the debt at maturity, we will seek an extension of the loan from the holders of the debt.

We also are seeking to raise additional capital by selling equity or debt securities and certain assets that we acquired in the West Pier and MBDC transactions in order to finance our ongoing liquidity requirements as well as our proposed business operations.

Our subsidiary, West Pier, issued 100 shares of preferred stock in 2001 in exchange for (a) $100,000 and (b) the preferred shareholders' commitment to fund the monthly costs of the development land in Washtenaw County, Michigan. Upon the sale of the development land, West Pier will reimburse the original $100,000 investment to the preferred stockholders and must pay 25% of any net cash flow received by West Pier upon the sale of the development land in the form of a preferred stock dividend. As a result, these payments will reduce the net proceeds that our company will ultimately realize upon the sale of the development land.

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

Certain Risk Factors Affecting Our Business

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described in this report, and under "Certain Factors Affecting Our Business" in our Form 10-KSB for the year ended December 31, 2005, before deciding whether to invest in shares of our common stock. If any of such risks or other risks that we currently are not able to identify actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our company's common stock.

Item 3.  Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

We carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006 (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information required to be disclosed in our company's periodic reports to the SEC, and that there has been no significant change in such internal control, or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the evaluation.

Our management is aware that there is a lack of segregation of duties due to the small number of personnel dealing with general administrative and financial matters. Our management has determined that, considering the personnel involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding personnel to clearly segregate duties does not justify the expenses associated with such increases.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not applicable.

Item 2. Changes in Securities.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits.

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


                                JOVE CORPORATION

Date:    May 19, 2006      /s/ Clifton S. Crockatt
                           -----------------------------------------------------
                               Clifton S. Crockatt
                               President and Chief Executive Officer (Principal Executive Officer)

Date:    May 19, 2006     /s/ Dennis M. Agresta
                          -----------------------------------------------------
                              Dennis M. Agresta
                              Chief Financial Officer (Principal Financial and Accounting Officer)

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


Date:  May 19, 2006                 /s/ Clifton S. Crockatt
                                     ----------------------------------
                                    Clifton S. Crockatt
                                    President and Chief Executive Officer

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




Date:  May 19, 2006                 /s/ Dennis M. Agresta
                                    --------------------------------------------
                                    Dennis M. Agresta
                                    Chief Financial Officer

                                                                      Exhibit 32

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton S. Crockatt, the CEO of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: May 19, 2006         /s/ Clifton S. Crockatt
                                    --------------------------
                                        Clifton S. Crockatt
                                        Chief Executive Officer



            I, Dennis M. Agresta, the Chief Financial Officer of Jove Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jove Corporation on Form 10-QSB for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Jove Corporation.

         Date: May 19, 2006         /s/ Dennis M. Agresta
                                    --------------------------
                                        Dennis M. Agresta
                                        Chief Financial Officer